Form 10-Q
period 2007-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2007-09-14
CIK 1353614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

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
INDEX

Item 1.    FINANCIAL STATEMENTS

CurrencySharesSM Australian Dollar Trust
Statements of Financial Condition

	July 31, 2007	October 31, 2006
	(Unaudited)
Assets
Current Assets
Australian Dollar deposits, interest bearing	$133,207,000	$11,614,500
Australian Dollar deposits, non-interest bearing	168,351	--
Receivable from accrued interest	474,441	55,240

Total Assets	$133,849,792	$11,669,740

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$32,865	$3,956

Total Liabilities	32,865	3,956
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
13,500,000 authorized - 1,550,000 and 150,000 issued and outstanding,
respectively	133,816,927	11,665,784
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$133,849,792	$11,669,740

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust
Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2007	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Income
Interest income	$1,041,591	$1,749,830	$59,009

Total Income	1,041,591	1,749,830	59,009
Expenses
Sponsor’s fee	(72,181)	(121,236)	(4,425)

Total Expenses	(72,181)	(121,236)	(4,425)
Net Income	$969,410	$1,628,594	$54,584

Other Comprehensive Income
Currency translation adjustment	17,220	31,646	1,479

Total Comprehensive Income	$986,630	$1,660,240	$56,063

Earnings per share	$1.10	$3.18	$0.48
Weighted-average Shares Outstanding	883,696	511,355	113,889
Cash Dividends per Share	$0.92	$2.80	$0.14

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust
Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	1,628,594	203,011
Dividends Paid	(1,406,813)	(161,391)
Adjustment of redeemable capital shares to
redemption value	(221,781)	(41,620)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	31,646	5,632
Adjustment of redeemable capital shares to
redemption value	(31,646)	(5,632)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust
Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Cash flows from operating activities
Cash received for accrued income	$1,330,572	$8,285
Cash paid for expenses	(92,325)	(614)

Net cash provided by operating activities	1,238,247	7,671
Cash flows from financing activities
Cash received to purchase redeemable shares	113,559,005	11,200,782
Cash paid to redeem redeemable shares	--	(74)
Cash paid for distributions	(1,406,813)	(15,870)

Net cash provided by financing activities	112,152,192	11,184,838
Adjustment to period cash flows due to
currency movement	8,370,412	303,417

Increase in cash	121,760,851	11,495,926
Cash at beginning of period	11,614,500	74

Cash at end of period	$133,375,351	$11,496,000

Reconciliation of net income to net cash provided by
operating activities
Net income	$1,628,594	$54,584
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(474,441)	(52,098)
Decrease in prior period receivable from accrued
interest	55,240	--
Currency translation adjustment	(55)	1,270
Increase in accrued sponsor fee	32,865	3,915
Decrease in prior period accrued sponsor fee	(3,956)	--

Net cash provided by operating activities	$1,238,247	$7,671

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

E.    Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2007, an income distribution of $0.39011 per share was paid on August 8, 2007.

3.    Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ending July 31, 2007, there were Australian Dollar principal deposits of 140,000,000 and no Australian Dollar principal redemptions resulting in an ending Australian Dollar principal balance of 155,000,000. This equates to 133,207,000 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Australian Dollar principal deposits of 15,000,000 and Australian Dollar principal redemptions of 100 resulting in an ending Australian Dollar principal balance of 15,000,000. This equated to 11,614,500 USD. In addition, net interest associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$11,665,784	1	$74
Shares issued	1,400,000	113,559,005	150,000	11,309,280
Shares redeemed	--	--	(1)	(74)
Adjustment to period Shares due to
currency movement and other	--	8,592,138	--	356,504

Ending redemption balance	1,550,000	$133,816,927	150,000	$11,665,784

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding Australian Dollars (expressed as a multiple of 100 Australian Dollars – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 5.58%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Australian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXA Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/2/2007	$ 0.37668	$ 85.99	0.44%	5.33%
6/1/2007	$ 0.37647	$ 83.17	0.45%	5.33%
5/1/2007	$ 0.36616	$ 82.88	0.44%	5.38%

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

The functional currency of the Trust is the Australian Dollar in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the sponsor deposited 100 Australian Dollars with the Depository in exchange for one Share.  The Depository received 15,000,000 Australian Dollars on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through July 31, 2007, 1,400,000 additional Shares had been created and the seed capital of 100 Australian Dollars had been redeemed.

As of July 31, 2007 the number of Australian Dollars owned by the Trust was 155,000,000 resulting in a USD value of $133,816,927 based on the NAV on July 31, 2007.

Movements in the Price of the Australian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Australian Dollars plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollar. Each outstanding Share represents a proportional interest in the Australian Dollar held by the Trust. The following chart provides recent trends on the price of the Australian Dollar. The chart illustrates movements in the price of the Australian Dollar in USD during the period from August 1, 2005 to July 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.    CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)