Form 10-Q
period 2008-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2008-03-14
CIK 1353614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

or

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
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Australian Dollar Trust
Statements of Financial Condition

	January 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Australian Dollar deposits, interest bearing	$251,104,000	$217,868,500
Australian Dollar deposits, non-interest bearing	12,326	105,627
Receivable from accrued interest	1,246,258	1,007,456

Total Assets	$252,362,584	$218,981,583

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$84,527	$66,794

Total Liabilities	84,527	66,794
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
13,500,000 authorized - 2,800,000 and 2,350,000 issued and
outstanding, respectively	252,278,057	218,914,789
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$252,362,584	$218,981,583

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust
Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Income
Interest income	$3,545,859	$255,524

Total Income	3,545,859	255,524
Expenses
Sponsor’s fee	(245,759)	(17,620)

Total Expenses	(245,759)	(17,620)
Net Income	$3,300,100	$237,904

Other Comprehensive Income
Currency translation adjustment	48,542	(1,921)

Total Comprehensive Income	$3,348,642	$235,983

Earnings per share	$1.19	$1.01
Weighted-average Shares Outstanding	2,777,174	235,326
Cash Dividends per Share	$1.15	$0.90

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust
Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	3,300,100	3,728,040
Dividends Paid	(3,197,707)	(3,341,823)
Adjustment of redeemable capital shares to redemption
value	(102,393)	(386,217)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	48,542	198,614
Adjustment of redeemable capital shares to redemption
value	(48,542)	(198,614)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust
Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Cash flows from operating activities
Cash received for accrued income	$3,278,064	$210,144
Cash paid for expenses	(226,132)	(14,617)

Net cash provided by operating activities	3,051,932	195,527
Cash flows from financing activities
Cash received to purchase redeemable shares	101,889,691	15,652,739
Cash paid to redeem redeemable shares	(62,061,463)	--
Cash paid for distributions	(3,197,707)	(211,105)

Net cash provided by financing activities	36,630,521	15,441,634
Adjustment to period cash flows due to currency
movement	(6,540,254)	(130,751)

Increase in cash	33,142,199	15,506,410
Cash at beginning of period	217,974,127	11,614,500

Cash at end of period	$251,116,326
		$27,120,910

Reconciliation of net income to net cash provided by
operating activities
Net income	$3,300,100	$237,904
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(1,246,258)	(100,232)
Decrease in prior period receivable from accrued
interest	1,007,456	55,240
Currency translation adjustment	(27,099)	(362)
Increase in accrued sponsor fee	84,527	6,933
Decrease in prior period accrued sponsor fee	(66,794)	(3,956)

Net cash provided by operating activities	$3,051,932	$195,527

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2008.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January 2008, an income distribution of $0.41893 per share was paid on February 8, 2008.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2008, there were Australian Dollar principal deposits of 115,000,000 and Australian Dollar principal redemptions of 70,000,000 resulting in an ending Australian Dollar principal balance of 280,000,000. This equates to 251,104,000 USD. For the year ended October 31, 2007, there were Australian Dollar principal deposits of 225,000,000 and Australian Dollar principal redemptions of 5,000,000 resulting in an ending Australian Dollar principal balance of 235,000,000. This equated to 217,868,500 USD. In addition, net interest associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,350,000	$218,914,789	150,000	$11,665,784
Shares issued	1,150,000	101,889,691	2,250,000	185,405,658
Shares redeemed	(700,000)	(62,061,463)	(50,000)	(4,116,438)
Adjustment to period Shares due to
currency movement and other	--	(6,464,960)	--	25,959,785

Ending redemption balance	2,800,000	$252,278,057	2,350,000	$218,914,789

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

The Shares, which began trading on June 26, 2006, trade under the ticker symbol “FXA” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

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

The Sponsor publishes the NAV and NAV per Share on each day that NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding Australian Dollars (expressed as a multiple of 100 Australian Dollars – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2008 was an annual nominal rate of 6.18%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
1/2/2008	$0.37314	$88.14	0.42%	5.48%
12/3/2007	$0.40788	$88.32	0.46%	5.37%
11/1/2007	$0.44850	$91.87	0.49%	5.38%

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

The functional currency of the Trust is the Australian Dollar in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 and the Shares commenced trading on the NYSE June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006 the number of Australian Dollar owned by the Trust was 15,000,000 resulting in a redeemable capital share value of $11,665,784. As of October 31, 2007 the number of Australian Dollar owned by the Trust was 235,000,000 resulting in a redeemable capital share value of $218,914,789.

During the three months ending January 31, 2008 an additional 1,150,000 shares had been created in exchange for 115,000,000 Australian Dollars and 700,000 shares were redeemed in exchange for 70,000,000 Australian Dollars. As of January 31, 2008 the number of Australian Dollars owned by the Trust was 280,000,000 resulting in a redeemable capital share value of $252,278,057.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended January 31, 2008, 14 Baskets (700,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2007 - 11/30/2007	150,000	$92.33
12/01/2007 - 12/31/2007	400,000	$88.87
01/01/2008 - 01/31/2008	150,000	$93.59

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM
AUSTRALIAN DOLLAR TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Australian Dollar Trust
Date: March 14, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)