Form 10-Q
period 2008-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2008-06-13
CIK 1353614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

or

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
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Australian Dollar Trust

Statements of Financial Condition

	April 30, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Australian Dollar deposits, interest bearing	$386,179,000	$217,868,500
Australian Dollar deposits, non-interest bearing	--	105,627
Receivable from accrued interest	2,269,338	1,007,456

Total Assets	$388,448,338	$218,981,583

Liabilities and Shareholders’ Equity
Current Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$100,991	$--
Accrued Sponsor’s fee	133,264	66,794

Total Liabilities	234,255	66,794
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
13,500,000 authorized - 4,100,000 and 2,350,000 issued and
outstanding, respectively	388,214,083	218,914,789
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$388,448,338	$218,981,583

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2008	Six months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest Income	$5,896,852	$9,442,711	$452,715	$708,239

Total Income	5,896,852	9,442,711	452,715	708,239
Expenses
Sponsor’s fee	(351,924)	(597,683)	(31,435)	(49,055)

Total Expenses	(351,924)	(597,683)	(31,435)	(49,055)
Net Income	$5,544,928	$8,845,028	$421,280	$659,184

Other Comprehensive Income
Currency translation adjustment	122,753	171,295	16,347	14,426

Total Comprehensive Income	$5,667,681	$9,016,323	$437,627	$673,610

Earnings per share	$1.41	$2.64	$1.02	$2.05
Weighted-average Shares
Outstanding	3,926,667	3,345,604	411,798	322,099
Cash Dividends per Share	$1.28	$2.46	$0.99	$1.92

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	8,845,028	3,728,040
Dividends Paid	(8,184,898)	(3,341,823)
Adjustment of redeemable capital shares to redemption value	(660,130)	(386,217)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	171,295	198,614
Adjustment of redeemable capital shares to redemption value	(171,295)	(198,614)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2008	Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$8,201,551	$594,175
Cash paid for expenses	(532,899)	(41,220)

Net cash provided by operating activities	7,668,652	552,955
Cash flows from financing activities
Cash received to purchase redeemable shares	253,306,115	31,726,806
Cash paid to redeem redeemable shares	(95,069,437)	--
Cash paid for distributions	(8,184,898)	(616,131)

Net cash provided by financing activities	150,051,780	31,110,675
Adjustment to period cash flows due to currency
movement	10,383,450	2,552,385

Increase in cash	168,103,882	34,216,015
Cash at beginning of period	217,974,127	11,614,500

Cash at end of period	$386,078,009	$45,830,515

Reconciliation of net income to net cash provided by
operating activities
Net income	$8,845,028	$659,184
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(2,269,338)	(176,673)
Decrease in prior period receivable from accrued
interest	1,007,456	55,240
Currency translation adjustment	19,036	6,855
Increase in accrued sponsor fee	133,264	12,305
Decrease in prior period accrued sponsor fee	(66,794)	(3,956)

Net cash provided by operating activities	$7,668,652	$552,955

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2008, an income distribution of $0.49710 per share was paid on May 8, 2008.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2008, there were Australian Dollar principal deposits of 280,000,000 and Australian Dollar principal redemptions of 105,000,000 resulting in an ending Australian Dollar principal balance of 410,000,000. This equates to 386,179,000 USD. For the year ended October 31, 2007, there were Australian Dollar principal deposits of 225,000,000 and Australian Dollar principal redemptions of 5,000,000 resulting in an ending Australian Dollar principal balance of 235,000,000. This equated to 217,868,500 USD. In addition, net interest associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,350,000	$218,914,789	150,000	$11,665,784
Shares issued	2,800,000	253,306,115	2,250,000	185,405,658
Shares redeemed	(1,050,000)	(95,069,437)	(50,000)	(4,116,438)
Adjustment to period Shares due to
currency movement and other	--	11,062,616	--	25,959,785

Ending redemption balance	4,100,000	$388,214,083	2,350,000	$218,914,789

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

In certain exceptional cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2008 was an annual nominal rate of 6.78%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
04/01/08	$0.49181	$90.69	0.54%	6.40%
03/03/08	$0.44664	$94.14	0.47%	5.99%
02/01/08	$0.41893	$90.39	0.46%	5.47%

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

During the six months ending April 30, 2008, an additional 2,800,000 shares had been created in exchange for 280,000,000 Australian Dollars and 1,050,000 shares were redeemed in exchange for 105,000,000 Australian Dollars. As of April 30, 2008, the number of Australian Dollars owned by the Trust was 410,000,000 resulting in a redeemable capital share value of $388,214,083.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended April 30, 2008, seven Baskets (350,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2008 - 02/29/2008	--	--
03/01/2007 - 03/31/2008	50,000	$91.76
04/01/2008 - 04/30/2008	300,000	$94.03

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

CURRENCYSHARESSM
AUSTRALIAN DOLLAR TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Australian Dollar Trust
Date: June 13, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)