Form 10-Q
period 2008-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2008-09-15
CIK 1353614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X   Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST
INDEX

Item 1.      FINANCIAL STATEMENTS

CurrencySharesSM Australian Dollar Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Australian Dollar deposits, interest bearing	$579,022,500	$217,868,500
Australian Dollar deposits, non-interest bearing	274,620	105,627
Receivable from accrued interest	3,022,645	1,007,456

Total Assets	$582,319,765	$218,981,583

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$179,420	$66,794

Total Liabilities	179,420	66,794
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
13,500,000 authorized - 6,150,000 and 2,350,000 issued and
outstanding, respectively	582,140,345	218,914,789
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$582,319,765	$218,981,583

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2007
Income
Interest Income	$7,960,661	$17,403,374	$1,041,591	$1,749,830

Total Income	7,960,661	17,403,374	1,041,591	1,749,830
Expenses
Sponsor’s fee	(473,072)	(1,070,755)	(72,181)	(121,236)

Total Expenses	(473,072)	(1,070,755)	(72,181)	(121,236)
Net Income	$7,487,589	$16,332,619	$969,410	$1,628,594

Other Comprehensive Income
Currency translation adjustment	(103,526)	67,769	17,220	31,646

Total Comprehensive Income	$7,384,063	$16,400,388	$986,630	$1,660,240

Earnings per Share	$1.50	$4.19	$1.10	$3.18
Weighted-average Shares
Outstanding	4,992,391	3,898,540	883,696	511,355
Cash Dividends per Share	$1.37	$3.86	$0.92	$2.80

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	16,332,619	3,728,040
Dividends Paid	(14,922,568)	(3,341,823)
Adjustment of redeemable capital shares to redemption value	(1,410,051)	(386,217)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	67,769	198,614
Adjustment of redeemable capital shares to redemption value	(67,769)	(198,614)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$15,295,784	$1,330,572
Cash paid for expenses	(954,014)	(92,325)

Net cash provided by operating activities	14,341,770	1,238,247
Cash flows from financing activities
Cash received to purchase redeemable shares	447,267,957	113,559,005
Cash paid to redeem redeemable shares	(96,923,628)	--
Cash paid for distributions	(14,922,568)	(1,406,813)

Net cash provided by financing activities	335,421,761	112,152,192
Adjustment to period cash flows due to currency
movement	11,559,462	8,370,412

Increase in cash	361,322,993	121,760,851
Cash at beginning of period	217,974,127	11,614,500

Cash at end of period	$579,297,120	$133,375,351

Reconciliation of net income to net cash provided by
operating activities
Net income	$16,332,619	$1,628,594
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(3,022,645)	(474,441)
Decrease in prior period receivable from accrued
interest	1,007,456	55,240
Currency translation adjustment	(88,286)	(55)
Increase in accrued sponsor fee	179,420	32,865
Decrease in prior period accrued sponsor fee	(66,794)	(3,956)

Net cash provided by operating activities	$14,341,770	$1,238,247

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2008, an income distribution of $0.50691 per share was paid on August 8, 2008.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2008, there were Australian Dollar principal deposits of 485,000,000 and Australian Dollar principal redemptions of 105,000,000 resulting in an ending Australian Dollar principal balance of 615,000,000. This equates to 579,022,500 USD. For the year ended October 31, 2007, there were Australian Dollar principal deposits of 225,000,000 and Australian Dollar principal redemptions of 5,000,000 resulting in an ending Australian Dollar principal balance of 235,000,000. This equated to 217,868,500 USD. In addition, net interest associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,350,000	$218,914,789	150,000	$11,665,784
Shares issued	4,850,000	447,267,957	2,250,000	185,405,658
Shares redeemed	(1,050,000)	(96,923,628)	(50,000)	(4,116,438)
Adjustment to period Shares due to
currency movement and other	--	12,881,227	--	25,959,785

Ending redemption balance	6,150,000	$582,140,345	2,350,000	$218,914,789

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

All of the Trust’s Australian Dollars are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008 was an annual nominal rate of 6.67%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/1/2008	$0.49494	$95.37	0.52%	6.13%
6/2/2008	$0.51777	$95.51	0.54%	6.61%
5/1/2008	$0.49710	$93.40	0.53%	6.28%

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

The functional currency of the Trust is the Australian Dollar in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006, and the Shares commenced trading on the NYSE June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006, the number of Australian Dollar owned by the Trust was 15,000,000 resulting in a redeemable capital share value of $11,665,784. As of October 31, 2007, the number of Australian Dollar owned by the Trust was 235,000,000 resulting in a redeemable capital share value of $218,914,789.

During the nine months ending July 31, 2008, an additional 4,850,000 shares had been created in exchange for 485,000,000 Australian Dollars and 1,050,000 shares were redeemed in exchange for 105,000,000 Australian Dollars. As of July 31, 2008, the number of Australian Dollars owned by the Trust was 615,000,000 resulting in a redeemable capital share value of $582,140,345.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

CURRENCYSHARESSM
AUSTRALIAN DOLLAR TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Australian Dollar Trust
Date: September 15, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)