Form 10-Q
period 2009-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2009-03-12
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition at January 31, 2009 (unaudited) and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended January 31, 2009 (unaudited) and the three months ended January 31, 2008 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2009 (unaudited) and the year ended October 31, 2008	4

Statements of Cash Flows for the three months ended January 31, 2009 (unaudited) and the three months ended January 31, 2008 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Australian Dollar Trust

Statements of Financial Condition

	January 31, 2009	October 31, 2008
	(Unaudited)
Assets
Current Assets
Australian Dollar deposits, interest bearing	$251,180,500	$256,386,000
Australian Dollar deposits, non-interest bearing	24,181	—
Receivable from accrued interest	776,284	1,267,275

Total Assets	$251,980,965	$257,653,275

Liabilities and Shareholders’ Equity
Current Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$24,637
Accrued Sponsor’s fee	82,578	94,637

Total Liabilities	82,578	119,274

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,500,000 authorized – 3,950,000 and 3,900,000 issued and outstanding, respectively	251,898,387	257,534,001
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$251,980,965	$257,653,275

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2009	Three months ended January 31, 2008
Income
Interest income	$2,567,270	$3,545,859

Total Income	2,567,270	3,545,859

Expenses
Sponsor’s fee	(247,857)	(245,759)

Total Expenses	(247,857)	(245,759)

Net Income	$2,319,413	$3,300,100

Other Comprehensive Income
Currency translation adjustment	(106,156)	48,542

Total Comprehensive Income	$2,213,257	$3,348,642

Basic and Diluted Earnings per Share	$0.62	$1.19
Weighted-average Shares Outstanding	3,766,848	2,777,174
Cash Dividends per Share	$0.73	$1.15

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2009	Year ended October 31, 2008
	(Unaudited)
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	2,319,413	21,454,991
Dividends Paid	(2,747,817)	(21,070,046)
Adjustment of redeemable capital shares to redemption value	428,404	(384,945)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(106,156)	(820,418)
Adjustment of redeemable capital shares to redemption value	106,156	820,418

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2009	Three months ended January 31, 2008
Cash flows from operating activities
Cash received for accrued income	$3,038,377	$3,278,064
Cash paid for expenses	(257,252)	(226,132)

Net cash provided by operating activities	2,781,125	3,051,932

Cash flows from financing activities
Cash received to purchase redeemable shares	33,362,496	101,889,691
Cash paid to redeem redeemable shares	(30,013,489)	(62,061,463)
Cash paid for distributions	(2,747,817)	(3,197,707)

Net cash provided by financing activities	601,190	36,630,521

Adjustment to period cash flows due to currency movement	(8,538,997)	(6,540,254)

(Decrease)/increase in cash	(5,156,682)	33,142,199
Cash at beginning of period	256,361,363	217,974,127

Cash at end of period	$251,204,681	$251,116,326

Reconciliation of net income to net cash provided by operating activities

Net income	$2,319,413	$3,300,100
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(776,284)	(1,246,258)
Decrease in prior period receivable from accrued interest	1,267,275	1,007,456
Currency translation adjustment	(17,220)	(27,099)
Increase in accrued sponsor fee	82,578	84,527
Decrease in prior period accrued sponsor fee	(94,637)	(66,794)

Net cash provided by operating activities	$2,781,125	$3,051,932

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencySharesSM Australian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Australian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Australian Dollar plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollars. The Trust’s assets primarily consist of Australian Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for interest received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed January 14, 2009.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Australian Dollar Deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/Australian Dollar exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that NYSE Arca is open for regular trading. As of and after November 13, 2008, Australian Dollar Deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Australian Dollar exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Australian Dollar in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from Australian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January 2009, an income distribution of $0.18154 per share was paid on February 9, 2009.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ending January 31, 2009, there were Australian Dollar principal deposits of 50,000,000 and Australian Dollar principal redemptions of 45,000,000 resulting in an ending Australian Dollar principal balance of 395,000,000. This equates to 251,180,500 USD. For the year ended October 31, 2008, there were Australian Dollar principal deposits of 520,000,000 and Australian Dollar principal redemptions of 365,000,000 resulting in an ending Australian Dollar principal balance of 390,000,000. This equates to 256,386,000 USD. In addition, net interest associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2009 (Unaudited)		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,900,000	$257,534,001	2,350,000	$218,914,789
Shares issued	500,000	33,362,496	5,200,000	463,234,118
Shares redeemed	(450,000)	(30,013,489)	(3,650,000)	(325,239,626)
Adjustment to period Shares due to currency movement and other	—	(8,984,621)	—	(99,375,280)

Ending redemption balance	3,950,000	$251,898,387	3,900,000	$257,534,001

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the Australian Dollars held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the Australian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Australian Dollars, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

The value of the Shares relates directly to the value of the Australian Dollars held by the Trust and fluctuations in the price of the Australian Dollar could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Definition of Net Asset Value; Valuation of the Australian Dollar

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of the Australian Dollars in the Trust at the end of the preceding business day accrued but unpaid interest, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any.

Prior to November 13, 2008, the NAV was expressed in USD based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. As of and after November 13, 2008, the NAV has been expressed in USD based on the Closing Spot Rate as determined by WM/Reuters. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (on or after November 13, 2008) expressed as a multiple of 100 Australian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate paid as of January 31, 2009 was an annual nominal rate of 3.78%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Australian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/2/2009	$0.21646	$69.94	0.31%	3.64%
12/1/2008	$0.23429	$65.35	0.36%	4.36%
11/3/2008	$0.28091	$66.03	0.43%	5.02%

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods covered by the report.

In addition to the description below, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Australian Dollar Deposits (cash) are translated at the Closing Spot Rate as determined by WM/Reuters as of 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

During the three months ended January 31, 2009 an additional 500,000 shares had been created in exchange for 50,000,000 Australian Dollars and 450,000 shares were redeemed in exchange for 45,000,000 Australian Dollars. As of January 31, 2009, the number of Australian Dollars owned by the Trust was 395,000,000 resulting in a redeemable capital share value of $251,898,387.

Movements in the Price of the Australian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Australian Dollars plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollar. Each outstanding Share represents a proportional interest in the Australian Dollar held by the Trust. The following chart provides recent trends on the price of the Australian Dollar. The chart illustrates movements in the price of the Australian Dollar in USD based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2009, 9 Baskets (450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2008 – 11/30/2008	—	—
12/01/2008 – 12/31/2008	450,000	$79.82
01/01/2009 – 01/31/2009	—	—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Australian Dollar Trust

Date: March 12, 2009	By:	/s/ Nick Bonos
Nick Bonos
Chief Financial Officer (principal financial officer)