Form 10-Q
period 2009-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2009-06-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No    ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009, the six months ended April 30, 2009, the three months ended April 30, 2008, and the six months ended April 30, 2008	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the six months ended April 30, 2009 and the six months ended April 30, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Australian Dollar Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
Australian Dollar deposits, interest bearing	$393,064,500	$256,386,000
Australian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	799,339	1,267,275

Total Assets	$393,863,839	$257,653,275

Liabilities and Shareholders’ Equity
Current Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$3,629	$24,637
Accrued Sponsor’s fee	130,171	94,637

Total Current Liabilities	133,800	119,274

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,500,000 authorized – 5,350,000 and 3,900,000 issued and outstanding, respectively	393,730,039	257,534,001
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$393,863,839	$257,653,275

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2008
Income
Interest income	$2,005,890	$4,573,160	$5,896,852	$9,442,711

Total Income	2,005,890	4,573,160	5,896,852	9,442,711

Expenses
Sponsor’s fee	(306,699)	(554,556)	(351,924)	(597,683)

Total Expenses	(306,699)	(554,556)	(351,924)	(597,683)

Net Income	$1,699,191	$4,018,604	$5,544,928	$8,845,028

Other Comprehensive Income
Currency translation adjustment	141,558	35,402	122,753	171,295

Total Comprehensive Income	$1,840,749	$4,054,006	$5,667,681	$9,016,323

Basic and Diluted Earnings per Share	$0.36	$0.95	$1.41	$2.64
Weighted-average Shares Outstanding	4,706,180	4,228,729	3,926,667	3,345,604
Cash Dividends per Share	$0.42	$1.12	$1.28	$2.46

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	4,018,604	21,454,991
Distributions Paid	(4,724,645)	(21,070,046)
Adjustment of redeemable capital shares to redemption value	706,041	(384,945)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	35,402	(820,418)
Adjustment of redeemable capital shares to redemption value	(35,402)	820,418

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2008
Cash flows from operating activities
Cash received for accrued income	$5,142,222	$8,201,551
Cash paid for expenses	(531,671)	(532,899)

Net cash provided by operating activities	4,610,551	7,668,652

Cash flows from financing activities
Cash received to purchase redeemable shares	148,071,804	253,306,115
Cash paid to redeem redeemable shares	(50,466,839)	(95,069,437)
Cash paid for distributions	(4,724,645)	(8,184,898)

Net cash provided by financing activities	92,880,320	150,051,780

Adjustment to period cash flows due to currency movement	39,208,637	10,383,450

Increase in cash	136,699,508	168,103,882
Cash at beginning of period	256,361,363	217,974,127

Cash at end of period	$393,060,871	$386,078,009

Reconciliation of net income to net cash provided by operating activities

Net income	$4,018,604	$8,845,028
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(799,339)	(2,269,338)
Decrease in prior period receivable from accrued interest	1,267,275	1,007,456
Currency translation adjustment	88,477	19,036
Increase in accrued sponsor fee	130,171	133,264
Decrease in prior period accrued sponsor fee	(94,637)	(66,794)

Net cash provided by operating activities	$4,610,551	$7,668,652

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2009, an income distribution of $0.12301 per share was paid on May 8, 2009.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2009, there were Australian Dollar principal deposits of 220,000,000 and Australian Dollar principal redemptions of 75,000,000 resulting in an ending Australian Dollar principal balance of 535,000,000. This equates to 393,064,500 USD. For the year ended October 31, 2008, there were Australian Dollar principal deposits of 520,000,000 and Australian Dollar principal redemptions of 365,000,000 resulting in an ending Australian Dollar principal balance of 390,000,000. This equates to 256,386,000 USD. In addition, net interest associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Australian Dollars. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant in The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,900,000	$257,534,001	2,350,000	$218,914,789
Shares issued	2,200,000	148,071,804	5,200,000	463,234,118
Shares redeemed	(750,000)	(50,466,839)	(3,650,000)	(325,239,626)
Adjustment to period Shares due to currency movement and other	—	38,591,073	—	(99,375,280)

Ending balance	5,350,000	$393,730,039	3,900,000	$257,534,001

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

All of the Trust’s assets are Australian Dollars, which creates a concentration risk associated with fluctuations in the price of the Australian Dollar. Accordingly, a decline in the Australian Dollar to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Australian Dollar include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Australian Dollars by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Australian Dollars as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s Australian Dollars are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

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

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of and after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008) expressed as a multiple of 100 Australian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate paid as of April 30, 2009 was an annual nominal rate of 2.21%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
4/1/2009	$0.12608	$69.61	0.18%	2.13%
3/2/2009	$0.12519	$64.01	0.20%	2.55%
2/2/2009	$0.18154	$63.78	0.28%	3.35%

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

During the six months ended April 30, 2009, an additional 2,200,000 shares had been created in exchange for 220,000,000 Australian Dollars and 750,000 shares were redeemed in exchange for 75,000,000 Australian Dollars. As of April 30, 2009, the number of Australian Dollars owned by the Trust was 535,000,000 resulting in a redeemable capital share value of $393,730,039.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2009, six Baskets (300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2009 – 02/28/2009	—	—
03/01/2009 – 03/31/2009	100,000	$70.03
04/01/2009 – 04/30/2009	200,000	$70.84

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Australian Dollar Trust

Date: June 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer (principal financial officer)