Form 10-Q
period 2009-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2009-09-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009, the nine months ended July 31, 2009, the three months ended July 31, 2008, and the nine months ended July 31, 2008	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the nine months ended July 31, 2009 and the nine months ended July 31, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Australian Dollar Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Australian Dollar deposits, interest bearing	$557,005,803	$256,386,000
Australian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	1,139,587	1,267,275

Total Current Assets	$558,145,390	$257,653,275

Liabilities and Shareholders’ Equity
Current Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$5,979	$24,637
Accrued Sponsor’s fee	190,592	94,637

Total Current Liabilities	196,571	119,274

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,500,000 authorized – 6,700,000 and 3,900,000 issued and outstanding, respectively	557,948,819	257,534,001
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$558,145,390	$257,653,275

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$3,094,452	$7,667,612	$7,960,661	$17,403,374

Total Income	3,094,452	7,667,612	7,960,661	17,403,374

Expenses
Sponsor’s fee	(504,318)	(1,058,874)	(473,072)	(1,070,755)

Total Expenses	(504,318)	(1,058,874)	(473,072)	(1,070,755)

Net Income	$2,590,134	$6,608,738	$7,487,589	$16,332,619

Other Comprehensive Income (Loss)
Currency translation adjustment	134,544	169,946	(103,526)	67,769

Total Comprehensive Income	$2,724,678	$6,778,684	$7,384,063	$16,400,388

Basic and Diluted Earnings per share	$0.40	$1.33	$1.50	$4.19
Weighted-average Shares Outstanding	6,404,348	4,961,905	4,992,391	3,898,540
Cash Dividends per Share	$0.39	$1.46	$1.37	$3.86

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	6,608,738	21,454,991
Distributions Paid	(7,281,241)	(21,070,046)
Adjustment of redeemable capital shares to redemption value	672,503	(384,945)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	169,946	(820,418)
Adjustment of redeemable capital shares to redemption value	(169,946)	820,418

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$8,033,209	$15,295,784
Cash paid for expenses	(980,422)	(954,014)

Net cash provided by operating activities	7,052,787	14,341,770

Cash flows from financing activities
Cash received to purchase redeemable shares	263,761,715	447,267,957
Cash paid to redeem redeemable shares	(64,151,698)	(96,923,628)
Cash paid for distributions	(7,281,241)	(14,922,568)

Net cash provided by financing activities	192,328,776	335,421,761

Adjustment to period cash flows due to currency movement	101,256,898	11,559,462

Increase in cash	300,638,461	361,322,993
Cash at beginning of period	256,361,363	217,974,127

Cash at end of period	$556,999,824	$579,297,120

Reconciliation of net income to net cash provided by operating activities

Net income	$6,608,738	$16,332,619
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(1,139,587)	(3,022,645)
Decrease in prior period receivable from accrued interest	1,267,275	1,007,456
Currency translation adjustment	220,406	(88,286)
Increase in accrued sponsor fee	190,592	179,420
Decrease in prior period accrued sponsor fee	(94,637)	(66,794)

Net cash provided by operating activities	$7,052,787	$14,341,770

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance of the financial statements. Actual results could differ from those estimates.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2009, an income distribution of $0.14157 per share was paid on August 10, 2009.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2009, there were Australian Dollar principal deposits of 370,000,000 and Australian Dollar principal redemptions of 90,000,000 resulting in an ending Australian Dollar principal balance of 670,000,000. This equates to 557,005,803 USD. For the year ended October 31, 2008, there were Australian Dollar principal deposits of 520,000,000 and Australian Dollar principal redemptions of 365,000,000 resulting in an ending Australian Dollar principal balance of 390,000,000. This equates to 256,386,000 USD. In addition, net interest associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,900,000	$257,534,001	2,350,000	$218,914,789
Shares issued	3,700,000	263,761,715	5,200,000	463,234,118
Shares redeemed	(900,000)	(64,151,698)	(3,650,000)	(325,239,626)
Adjustment to period Shares due to currency movement and other	—	100,804,801	—	(99,375,280)

Ending balance	6,700,000	$557,948,819	3,900,000	$257,534,001

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 2.23%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
7/1/2009	$0.14161	$80.98	0.17%	2.06%
6/1/2009	$0.13830	$80.19	0.17%	2.10%
5/1/2009	$0.12301	$73.59	0.17%	1.97%

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods covered by this report.

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

During the nine months ended July 31, 2009, an additional 3,700,000 shares had been created in exchange for 370,000,000 Australian Dollars and 900,000 shares were redeemed in exchange for 90,000,000 Australian Dollars. As of July 31, 2009, the number of Australian Dollars owned by the Trust was 670,000,000 resulting in a redeemable capital share value of $557,948,819.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2009, three Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2009 – 05/30/2009	—	—
06/01/2009 – 06/30/2009	100,000	$80.54
07/01/2009 – 07/31/2009	50,000	$81.64

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM AUSTRALIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Australian Dollar Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda Chief Financial Officer (principal financial officer)