Form 10-K
period 2009-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2010-01-14
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

Aggregate market value of 5,350,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2009 as reported by NYSE Arca on that date: $389,694,000.

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

The investment objective of the Trust is for the Shares to reflect the price of Australian Dollars plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Australian Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Australian Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,670,337 for the fiscal year ended October 31, 2009.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Australian Dollar/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Australian Dollar/USD as determined by WM/Reuters at 4:00 PM

(London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the accounts. The Depository is not paid a fee for its services to the Trust. The Depository earns a “spread” or “margin” over the rate of interest it pays to the Trust on the Australian Dollar deposit balances.

The secondary deposit account is used to account for interest received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest, if any, earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

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

THE SHARES

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Australian Dollars owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, fully paid and non-assessable.

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the “shares” of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

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

The Shares are designed to reflect the price of the Australian Dollar, plus accumulated interest, if any, less the Trust’s expenses. The price of the Australian Dollar has fluctuated widely over the past several years. Several factors may affect the price of the Australian Dollar, including:

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

If the Trustee is required to withdraw Australian Dollars from the Trust to pay expenses this will reduce the amount of Australian Dollars represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Australian Dollars in the primary deposit account of the Trust. The Depository may change the rate at which interest accrues based upon changes in the British Bank Association LIBOR Overnight rate for the Australian Dollar (BBA rate), other market conditions or the Depository’s liquidity needs. Although the Depository may consider the BBA rate in setting the interest rate, the rate paid to the Trust may be lower than the BBA rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository will not be paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Australian Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust is required to sell Australian Dollars to pay these expenses. The sale of the Trust’s Australian Dollars to pay expenses in USD at a time of low Australian Dollar prices could adversely affect the value of the Shares.

The Trustee will sell Australian Dollars held by the Trust to pay any Trust expenses incurred in USD, irrespective of then-current Australian Dollar prices. The Trust is not actively managed and no attempt will be made to buy or sell Australian Dollar to protect against or to take advantage of fluctuations in the price of Australian Dollars. Consequently, the Trust’s Australian Dollars may be sold at a time when the Australian Dollar price is low, resulting in a negative effect on the value of the Shares.

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

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Australian Dollars held in the Deposit Accounts.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Australian Dollars held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940.

The Investment Company Act is designed to protect investors by preventing: insiders from managing investment companies to their benefit and to the detriment of public investors; the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management

The Trust is not registered as an investment company under the Investment Company Act and is not required to register under that act. Consequently, Shareholders do not have the regulatory protections afforded to investors in registered investment companies.

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

For each of the quarters during the fiscal years ended October 31, 2009 and October 31, 2008, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$72.59	$60.94
April 30, 2009	$73.17	$62.92
July 31, 2009	$83.82	$73.01
October 31, 2009	$92.94	$82.25

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$93.19	$85.84
April 30, 2008	$95.50	$89.41
July 31, 2008	$98.22	$93.49
October 31, 2008	$92.98	$60.65

The number of record holders of Shares of the registrant as of November 30, 2009 was approximately 132.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

Item 6.	SELECTED FINANCIAL DATA

Following are financial highlights for the fiscal years ended October 31, 2009, October 31, 2008, October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$11,542,447	$22,879,525	$4,001,177	$218,900

Total Income	11,542,447	22,879,525	4,001,177	218,900

Expenses
Sponsor’s fee	(1,670,337)	(1,424,534)	(273,137)	(15,889)

Total Expenses	(1,670,337)	(1,424,534)	(273,137)	(15,889)

Net Income	$9,872,110	$21,454,991	$3,728,040	$203,011

Other Comprehensive Income (Loss)
Currency translation adjustment	305,357	(820,418)	198,614	5,632

Total Comprehensive Income	$10,177,467	$20,634,573	$3,926,654	$208,643

Basic and Diluted Earnings per Share	$1.80	$5.39	$4.46	$1.49
Weighted-average Shares Outstanding	5,471,507	3,981,831	835,753	136,644
Cash Dividends per Share	$1.87	$5.28	$4.10	$1.18

As of October 31, 2009, total assets were $747,145,775, and for the fiscal year ended October 31, 2009, net cash flows were $489,250,942.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF THE AUSTRALIAN DOLLAR

The investment objective of the Trust is for the Shares to reflect the price of the Australian Dollars plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollar. Each outstanding Share represents a proportional interest in the Australian Dollar held by the Trust. The following chart provides recent trends on the price of the Australian Dollar. The chart illustrates movements in the price of the Australian Dollar in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

NAV PER SHARE; VALUATION OF THE AUSTRALIAN DOLLAR

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Australian Dollars:

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2009 was an annual nominal rate of 2.65%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Australian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2009	$0.14875	$88.41	0.17%	2.05%
9/2/2009	$0.14723	$84.45	0.17%	2.05%
8/1/2009	$0.14157	$83.28	0.17%	2.00%

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

The functional currency of the Trust is the Australian Dollar in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation.

RESULTS OF OPERATIONS

As of October 31, 2008, the number of Australian Dollar owned by the Trust was 390,000,000 resulting in a redeemable capital share value of $257,534,001. During the year ended October 31, 2009, an additional 5,250,000 shares were created in exchange for 525,000,000 Australian Dollars and 900,000 shares were redeemed in exchange for 90,000,000 Australian Dollars. As of October 31, 2009, the number of Australian Dollars owned by the Trust was 825,000,000 resulting in a redeemable capital share value of $746,917,479.

Growth in the Trust’s redeemable capital share value from $257,534,001 at October 31, 2008 to $746,917,479 at October 31, 2009, was primarily the result of an increase in the number of shares outstanding from 3,900,000 at October 31, 2008 to 8,250,000 at October 31, 2009 coupled with an increase in the Closing Spot Rate which rose from 0.6574 at October 31, 2008 to 0.9036 at October 31, 2009.

The Trust’s net income for the year ended October 31, 2009 was $9,872,110 as a consequence of the Trust’s interest income of $11,542,447 exceeding the Sponsor’s fee of $1,670,337.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to an increase in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee increased from $1,424,534 for the year ended October 31, 2008 to $1,670,337 for the year ended October 31, 2009. The only expense of the Trust during the year ended October 31, 2009 was the Sponsor’s fee.

Interest income decreased from $22,879,525 for the year ended October 31, 2008 to $11,542,447 for the year ended October 31, 2009, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, which decreased from 5.23% at October 31, 2008 to 2.65% at October 31, 2009.

Cash dividends per Share decreased from $5.28 for the year ended October 31, 2008 to $1.87 per Share for the year ended October 31, 2009. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed with this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2009.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009 and the fiscal year ended October 31, 2008 were:

	2009	2008
Audit Fees	$35,889	$13,125
Audit-related fees	0	26,250
Tax fees	0	0
All other Fees	0	0

	$35,889	$39,375

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

Financial Statements as of October 31, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Australian Dollar Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Australian Dollar Trust (the “Trust”) at October 31, 2009 and October 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

CurrencySharesSM Australian Dollar Trust

Statements of Financial Condition

	October 31, 2009	October 31, 2008
Assets
Current Assets
Australian Dollar deposits, interest bearing	$745,470,252	$256,386,000
Australian Dollar deposits, non-interest bearing	142,053	—
Receivable from accrued interest	1,533,470	1,267,275

Total Current Assets	$747,145,775	$257,653,275

Liabilities and Shareholders’ Equity
Current Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$24,637
Accrued Sponsor’s fee	228,296	94,637

Total Current Liabilities	228,296	119,274

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 13,500,000 authorized – 8,250,000 and 3,900,000 issued and outstanding, respectively	746,917,479	257,534,001
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$747,145,775	$257,653,275

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Income
Interest Income	$11,542,447	$22,879,525	$4,001,177

Total Income	11,542,447	22,879,525	4,001,177

Expenses
Sponsor’s fee	(1,670,337)	(1,424,534)	(273,137)

Total Expenses	(1,670,337)	(1,424,534)	(273,137)
Net Income	$9,872,110	$21,454,991	$3,728,040

Other Comprehensive Income (Loss)
Currency translation adjustment	305,357	(820,418)	198,614

Total Comprehensive Income	$10,177,467	$20,634,573	$3,926,654

Basic and Diluted Earnings per share	$1.80	$5.39	$4.46
Weighted-average Shares Outstanding	5,471,507	3,981,831	835,753
Cash Dividends per Share	$1.87	$5.28	$4.10

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Year	$—	$—	$—
Net Income	9,872,110	21,454,991	3,728,040
Distributions Paid	(10,291,885)	(21,070,046)	(3,341,823)
Adjustment of redeemable capital shares to redemption value	419,775	(384,945)	(386,217)

Retained Earnings Balance, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	305,357	(820,418)	198,614
Adjustment of redeemable capital shares to redemption value	(305,357)	820,418	(198,614)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Australian Dollar Trust

Statements of Cash Flows

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007
Cash flows from operating activities
Cash received for accrued income	$11,585,343	$22,032,166	$3,065,470
Cash paid for expenses	(1,546,248)	(1,358,154)	(211,282)

Net cash provided by operating activities	10,039,095	20,674,012	2,854,188

Cash flows from financing activities
Cash received to purchase redeemable shares	394,854,682	463,234,118	185,405,658
Cash paid to redeem redeemable shares	(67,683,645)	(325,239,626)	(4,116,438)
Cash paid for distributions	(10,291,885)	(21,070,046)	(3,341,823)

Net cash provided by financing activities	316,879,152	116,924,446	177,947,397

Adjustment to period cash flows due to currency movement	162,332,695	(99,211,222)	25,558,042

Increase in cash	489,250,942	38,387,236	206,359,627
Cash at beginning of year	256,361,363	217,974,127	11,614,500

Cash at end of year	$745,612,305	$256,361,363	$217,974,127

Reconciliation of net income to net cash provided by operating activities

Net income	$9,872,110	$21,454,991	$3,728,040
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(1,533,470)	(1,267,275)	(1,007,456)
Decrease in prior period receivable from accrued interest	1,267,275	1,007,456	55,240
Currency translation adjustment	299,521	(549,003)	15,526
Increase in accrued sponsor fee	228,296	94,637	66,794
Decrease in prior period accrued sponsor fee	(94,637)	(66,794)	(3,956)

Net cash provided by operating activities	$10,039,095	$20,674,012	$2,854,188

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through January 14, 2010, the issuance of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Australian Dollar in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from Australian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October 2009, an income distribution of $0.174570 per share was paid on November 9, 2009.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2009, there were Australian Dollar principal deposits of 525,000,000 and Australian Dollar principal redemptions of 90,000,000 resulting in an ending Australian Dollar principal balance of 825,000,000. This equates to 745,470,252 USD. For the year ended October 31, 2008, there were Australian Dollar principal deposits of 520,000,000 and Australian Dollar principal redemptions of 365,000,000 resulting in an ending Australian Dollar principal balance of 390,000,000. This equates to 256,386,000 USD. For the year ended October 31, 2007, there were Australian Dollar principal deposits of 225,000,000 and Australian Dollar principal redemptions of 5,000,000 resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 217,868,500 USD. In addition, net interest, if any, associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2009		Year ended October 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S Dollar Amount
Opening balance	3,900,000	$257,534,001	2,350,000	$218,914,789	150,000	$11,665,784
Shares issued	5,250,000	394,854,682	5,200,000	463,234,118	2,250,000	185,405,658
Shares redeemed	(900,000)	(67,683,645)	(3,650,000)	(325,239,626)	(50,000)	(4,116,438)
Adjustment to period Shares due to currency movement and other	—	162,212,441	—	(99,375,280)	—	25,959,785

Ending balance	8,250,000	$746,917,479	3,900,000	$257,534,001	2,350,000	$218,914,789

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Australian Dollars held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Australian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Australian Dollars, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2010.

CURRENCYSHARESSM
AUSTRALIAN DOLLAR TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Australian Dollar Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS	Director and Chief Executive Officer	January 14, 2010
Nick Bonos	(principal executive officer)

/s/ JOE ARRUDA	Director and Chief Financial Officer	January 14, 2010
Joe Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	January 14, 2010
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.