Form 10-K
period 2010-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2010-12-29
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-32911

CurrencyShares® Australian Dollar Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 20-4685355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9601 Blackwell Road, Suite 500 Rockville, Maryland (Address of principal executive offices)	20850 (Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 7,800,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by NYSE Arca on that date: $723,996,000.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® Australian Dollar Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXA” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Australian Dollars and distributes Australian Dollars in connection with the redemption of Baskets.

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

The Trust

General

The Trust holds Australian Dollars and, from time to time, issues Baskets in exchange for deposits of Australian Dollars and distributes Australian Dollars in connection with redemptions of Baskets. The Australian Dollars held by the Trust will be sold only if needed to pay Trust expenses, in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $2,637,516 for the fiscal year ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository earns a “spread” or “margin” over the rate of interest it pays to the Trust on the Australian Dollar deposit balances.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Australian Dollar, plus accumulated interest, if any, less the Trust’s expenses. The price of the Australian Dollar has fluctuated widely over the past several years. Several factors may affect the price of the Australian Dollar, including:

•	Debt level and trade deficit of Australia;

•	Inflation rates and interest rates of the United States and Australia and investors’ expectations concerning these rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Australian Dollars in the primary deposit account of the Trust. The Depository may change the rate at which interest accrues based upon changes in the British Bank Association LIBOR Overnight rate for the Australian Dollar (BBA rate), other market conditions or the Depository’s liquidity needs. Although the Depository may consider the BBA rate in setting the interest rate, the rate paid to the Trust may be lower than the BBA rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of the business day. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository will not be paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Australian Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Australian Dollars deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2010 and October 31, 2009:

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$93.87	$87.75
April 30, 2010	$93.62	$86.48
July 31, 2010	$92.66	$81.10
October 31, 2010	$99.59	$88.51

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$72.59	$60.94
April 30, 2009	$73.17	$62.92
July 31, 2009	$83.82	$73.01
October 31, 2009	$92.94	$82.25

The number of record holders of Shares of the registrant as of November 30, 2010 was approximately 124.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	200,000	$90.14
September	150,000	$95.24
October	—	—

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2010, October 31, 2009, October 31, 2008, October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$24,143,782	$11,542,447	$22,879,525	$4,001,177	$218,900

Total Income	24,143,782	11,542,447	22,879,525	4,001,177	218,900

Expenses
Sponsor’s fee	(2,637,516)	(1,670,337)	(1,424,534)	(273,137)	(15,889)

Total Expenses	(2,637,516)	(1,670,337)	(1,424,534)	(273,137)	(15,889)

Net Income	$21,506,266	$9,872,110	$21,454,991	$3,728,040	$203,011

Other Comprehensive Income (Loss):
Currency translation adjustment	479,267	305,357	(820,418)	198,614	5,632

Total Comprehensive Income	$21,985,533	$10,177,467	$20,634,573	$3,926,654	$208,643

Basic and Diluted Earnings per Share	$2.97	$1.80	$5.39	$4.46	$1.49
Weighted-average Shares Outstanding	7,253,014	5,471,507	3,981,831	835,753	136,644
Cash Dividends per Share	$2.87	$1.87	$5.28	$4.10	$1.18

As of October 31, 2010, total assets were $663,886,008, and for the fiscal year ended October 31, 2010, net cash flows were $(83,937,280).

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Australian Dollar, as the value of the Shares relates directly to the value of the Australian Dollars held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 3.89%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2010	$ 0.29390	$97.12	0.30%	3.68%
9/1/2010	$ 0.28036	$89.29	0.31%	3.70%
8/2/2010	$ 0.28442	$90.82	0.31%	3.69%

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

The functional currency of the Trust is the Australian Dollar in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009, the number of Australian Dollars owned by the Trust was 825,000,000, resulting in a redeemable capital share value of $746,917,479. During the year ended October 31, 2010, an additional 3,250,000 shares were created in exchange for 325,000,000 Australian Dollars and 4,750,000 shares were redeemed in exchange for 475,000,000 Australian Dollars. As of October 31, 2010, the number of Australian Dollars owned by the Trust was 675,000,000, resulting in a redeemable capital share value of $663,665,283.

A decrease in the Trust’s redeemable capital share value from $746,917,479 at October 31, 2009 to $663,665,283 at October 31, 2010, was primarily the result of a reduction in the number of shares outstanding from 8,250,000 at October 31, 2009 to 6,750,000 at October 31, 2010. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 0.9036 at October 31, 2009 to 0.9802 at October 31, 2010.

Interest income increased from $11,542,447 for the year ended October 31, 2009 to $24,143,782 for the year ended October 31, 2010 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust and a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to an increase in the weighted-average Australian Dollars in the Trust and an increase in the Closing Spot Rate as set forth in the chart below, the Sponsor’s fee increased from $1,670,337 for the year ended October 31, 2009 to $2,637,516 for the year ended October 31, 2010.

The Trust’s net income for the year ended October 31, 2010 was $21,506,266, due to interest income of $24,143,782 exceeding the Sponsor’s fee of $2,637,516.

Cash dividends per Share increased from $1.87 for the year ended October 31, 2009 to $2.87 per Share for the year ended October 31, 2010. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009:

	2010	2009
Audit Fees	$25,778	$35,889
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,778	35,889

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132362) filed on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132362) filed on June 9, 2006.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132362) filed on June 9, 2006.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132362) filed on June 9, 2006.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132362) filed on June 9, 2006.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Form S-1 Registration Statement (File number 333-132361) filed on June 9, 2006.

23.1	Consent of Ernst & Young LLP

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2010 and the related statement of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CurrencyShares® Australian Dollar Trust for the years ended October 31, 2009 and 2008 were audited by other auditors whose report dated December 23, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust at October 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Australian Dollar Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 29, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

December 29, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited CurrencyShares® Australian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CurrencyShares® Australian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of October 31, 2010 and the related statements of income and comprehensive income, changes in shareholder’ equity and cash flows for the year ended October 31, 2010 of CurrencyShares® Australian Dollar Trust and our report dated December 29, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

December 29, 2010

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October, 31, 2010	October 31, 2009
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$661,634,974	$745,470,252
Australian Dollar deposits, non-interest bearing	40,051	142,053
Receivable from accrued interest	2,210,983	1,533,470

Total Current Assets	$663,886,008	$747,145,775

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$220,725	$228,296

Total Current Liabilities	220,725	228,296

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 and 13,500,000 authorized, respectively – 6,750,000 and 8,250,000 issued and outstanding, respectively	663,665,283	746,917,479
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$663,886,008	$747,145,775

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$24,143,782	$11,542,447	$22,879,525

Total Income	24,143,782	11,542,447	22,879,525

Expenses
Sponsor’s fee	(2,637,516)	(1,670,337)	(1,424,534)

Total Expenses	(2,637,516)	(1,670,337)	(1,424,534)
Net Income	$21,506,266	$9,872,110	$21,454,991

Other Comprehensive Income/(Loss):
Currency translation adjustment	479,267	305,357	(820,418)

Total Comprehensive Income	$21,985,533	$10,177,467	$20,634,573

Basic and Diluted Earnings per share	$2.97	$1.80	$5.39
Weighted-average Shares Outstanding	7,253,014	5,471,507	3,981,831
Cash Dividends per Share	$2.87	$1.87	$5.28

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	21,506,266	9,872,110	21,454,991
Distributions Paid	(20,831,349)	(10,291,885)	(21,070,046)
Adjustment of redeemable capital shares to redemption value	(674,917)	419,775	(384,945)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	479,267	305,357	(820,418)
Adjustment of redeemable capital shares to redemption value	(479,267)	(305,357)	820,418

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$23,645,519	$11,585,343	$22,032,166
Cash paid for expenses	(2,662,853)	(1,546,248)	(1,358,154)

Net cash provided by operating activities	20,982,666	10,039,095	20,674,012

Cash flows from financing activities
Cash received to purchase redeemable shares	294,995,478	394,854,682	463,234,118
Cash paid to redeem redeemable shares	(431,197,241)	(67,683,645)	(325,239,626)
Cash paid for distributions	(20,831,349)	(10,291,885)	(21,070,046)

Net cash (used in)/provided by financing activities	(157,033,112)	316,879,152	116,924,446

Adjustment to period cash flows due to currency movement	52,113,166	162,332,695	(99,211,222)

(Decrease)/Increase in cash	(83,937,280)	489,250,942	38,387,236
Cash at beginning of year	745,612,305	256,361,363	217,974,127

Cash at end of year	$661,675,025	$745,612,305	$256,361,363

Reconciliation of net income to net cash provided by operating activities

Net income	$21,506,266	$9,872,110	$21,454,991
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(2,210,983)	(1,533,470)	(1,267,275)
Prior period receivable from accrued interest	1,533,470	1,267,275	1,007,456
Currency translation adjustment	161,484	299,521	(549,003)
Accrued sponsor fee	220,725	228,296	94,637
Prior period accrued sponsor fee	(228,296)	(94,637)	(66,794)

Net cash provided by operating activities	$20,982,666	$10,039,095	$20,674,012

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.30051 per share with an ex-dividend date of November 1, 2010 was paid on November 8, 2010.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2010, there were Australian Dollar principal deposits of 325,000,000 and Australian Dollar principal redemptions of 475,000,000, resulting in an ending Australian Dollar principal balance of 675,000,000. This equates to 661,634,974 USD. For the year ended October 31, 2009, there were Australian Dollar principal deposits of 525,000,000 and Australian Dollar principal redemptions of 90,000,000, resulting in an ending Australian Dollar principal balance of 825,000,000. This equates to 745,470,252 USD. For the year ended October 31, 2008, there were Australian Dollar principal deposits of 520,000,000 and Australian Dollar principal redemptions of 365,000,000, resulting in an ending Australian Dollar principal balance of 390,000,000. This equates to 256,386,000 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	8,250,000	$746,917,479	3,900,000	$257,534,001	2,350,000	$218,914,789
Shares issued	3,250,000	294,995,478	5,250,000	394,854,682	5,200,000	463,234,118
Shares redeemed	(4,750,000)	(431,197,241)	(900,000)	(67,683,645)	(3,650,000)	(325,239,626)
Adjustment to period Shares due to currency movement and other	—	52,949,567	—	162,212,414	—	(99,375,280)

Ending balance	6,750,000	$663,665,283	8,250,000	$746,917,479	3,900,000	$257,534,001

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$6,219,683	$5,934,961	$5,851,552	$6,137,586

Total Income	6,219,683	5,934,961	5,851,552	6,137,586

Expenses
Sponsor’s fee	(611,603)	(595,949)	(666,401)	(763,563)

Total Expenses	(611,603)	(595,949)	(666,401)	(763,563)
Net Income	$5,608,080	$5,339,012	$5,185,151	$5,374,023
Other Comprehensive Income (Loss):
Currency translation adjustment	242,947	234,245	128,129	(126,054)

Total Comprehensive Income	$5,851,027	$5,573,257	$5,313,280	$5,247,969

Basic and Diluted Earnings per Share	$0.87	$0.79	$0.69	$0.65
Weighted-average Shares Outstanding	6,477,174	6,739,130	7,506,742	8,297,283
Cash Dividends per Share	$0.86	$0.77	$0.68	$0.60

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$3,874,835	$3,094,452	$2,005,890	$2,567,270

Total Income	3,874,835	3,094,452	2,005,890	2,567,270

Expenses
Sponsor’s fee	(611,463)	(504,318)	(306,699)	(247,857)

Total Expenses	(611,463)	(504,318)	(306,699)	(247,857)
Net Income	$3,263,372	$2,590,134	$1,699,191	$2,319,413
Other Comprehensive Income (Loss):
Currency translation adjustment	135,411	134,544	141,558	(106,156)

Total Comprehensive Income	$3,398,783	$2,724,678	$1,840,749	$2,213,257

Basic and Diluted Earnings per Share	$0.47	$0.40	$0.36	$0.62
Weighted-average Shares Outstanding	6,983,696	6,404,348	4,706,180	3,766,848
Cash Dividends per Share	$0.36	$0.39	$0.42	$0.73

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 29, 2010.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Australian Dollar Trust

	By:	/s/ NICK BONOS
Nick Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	December 29, 2010

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	December 29, 2010

/S/ MICHAEL BYRUM Michael Byrum	Director	December 29, 2010

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.