Form 10-K/A
period 2010-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2011-03-10
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32911

CurrencyShares® Australian Dollar Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 20-4685355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended October 31, 2010 of CurrencyShares® Australian Dollar Trust, which Form 10-K was originally filed with the Securities and Exchange Commission on December 29, 2010, is being filed for the purpose of amending Item 15 in order to (i) include the report and consent of our prior independent registered public accounting firm, (ii) amend the Exhibit Index and (iii) file certain exhibits as indicated in the Exhibit Index. Other than providing updates to the cover page, amending Item 15 and filing updated exhibits and certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the filing of the original Form 10-K or modify or update in any way disclosures made in the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132362) filed on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132362) filed on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 filed with Form 10-Q on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Australian Dollar Trust:

In our opinion, the balance sheet as of October 31, 2009 and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for each of two years in the period ended October 31, 2009 present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust (the “Trust”) at October 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

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

/s/ Ernst & Young LLP

McLean, VA

December 29, 2010

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$661,634,974	$745,470,252
Australian Dollar deposits, non-interest bearing	40,051	142,053
Receivable from accrued interest	2,210,983	1,533,470

Total Current Assets	$663,886,008	$747,145,775

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$220,725	$228,296

Total Current Liabilities	220,725	228,296

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 and 13,500,000 authorized, respectively – 6,750,000 and 8,250,000 issued and outstanding, respectively	663,665,283	746,917,479
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$663,886,008	$747,145,775

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$24,143,782	$11,542,447	$22,879,525

Total Income	24,143,782	11,542,447	22,879,525

Expenses
Sponsor’s fee	(2,637,516)	(1,670,337)	(1,424,534)

Total Expenses	(2,637,516)	(1,670,337)	(1,424,534)
Net Income	$21,506,266	$9,872,110	$21,454,991

Other Comprehensive Income/(Loss):
Currency translation adjustment	479,267	305,357	(820,418)

Total Comprehensive Income	$21,985,533	$10,177,467	$20,634,573

Basic and Diluted Earnings per share	$2.97	$1.80	$5.39
Weighted-average Shares Outstanding	7,253,014	5,471,507	3,981,831
Cash Dividends per Share	$2.87	$1.87	$5.28

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	21,506,266	9,872,110	21,454,991
Distributions Paid	(20,831,349)	(10,291,885)	(21,070,046)
Adjustment of redeemable capital shares to redemption value	(674,917)	419,775	(384,945)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	479,267	305,357	(820,418)
Adjustment of redeemable capital shares to redemption value	(479,267)	(305,357)	820,418

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$23,645,519	$11,585,343	$22,032,166
Cash paid for expenses	(2,662,853)	(1,546,248)	(1,358,154)

Net cash provided by operating activities	20,982,666	10,039,095	20,674,012

Cash flows from financing activities
Cash received to purchase redeemable shares	294,995,478	394,854,682	463,234,118
Cash paid to redeem redeemable shares	(431,197,241)	(67,683,645)	(325,239,626)
Cash paid for distributions	(20,831,349)	(10,291,885)	(21,070,046)

Net cash (used in)/provided by financing activities	(157,033,112)	316,879,152	116,924,446

Adjustment to period cash flows due to currency movement	52,113,166	162,332,695	(99,211,222)

(Decrease)/Increase in cash	(83,937,280)	489,250,942	38,387,236
Cash at beginning of year	745,612,305	256,361,363	217,974,127

Cash at end of year	$661,675,025	$745,612,305	$256,361,363

Reconciliation of net income to net cash provided by operating activities

Net income	$21,506,266	$9,872,110	$21,454,991
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(2,210,983)	(1,533,470)	(1,267,275)
Prior period receivable from accrued interest	1,533,470	1,267,275	1,007,456
Currency translation adjustment	161,484	299,521	(549,003)
Accrued sponsor fee	220,725	228,296	94,637
Prior period accrued sponsor fee	(228,296)	(94,637)	(66,794)

Net cash provided by operating activities	$20,982,666	$10,039,095	$20,674,012

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of 100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on March 10, 2011.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Australian Dollar Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	March 10, 2011

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2011

/S/ MICHAEL BYRUM Michael Byrum	Director	March 10, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.