Form 10-Q
period 2011-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2011-03-11
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$727,809,294	$661,634,974
Australian Dollar deposits, non-interest bearing	39,620	40,051
Receivable from accrued interest	2,608,078	2,210,983

Total Current Assets	$730,456,992	$663,886,008

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemption payable	$10,002,924	$—
Accrued Sponsor’s fee	243,573	220,725

Total Current Liabilities	10,246,497	220,725

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized – 7,200,000 and 6,750,000 issued and outstanding, respectively	720,210,495	663,665,283
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$730,456,992	$663,886,008

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Interest Income	$7,492,130	$6,137,586

Total Income	7,492,130	6,137,586

Expenses
Sponsor’s fee	(693,829)	(763,563)

Total Expenses	(693,829)	(763,563)

Net Income	$6,798,301	$5,374,023

Other Comprehensive Income/(Loss):
Currency translation adjustment	28,066	(126,054)

Total Comprehensive Income	$6,826,367	$5,247,969

Basic and Diluted Earnings per Share	$0.98	$0.65
Weighted-average Shares Outstanding	6,959,783	8,297,283
Cash Dividends per Share	$0.95	$0.60

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	6,798,301	21,506,266
Distributions Paid	(6,595,688)	(20,831,349)
Adjustment of redeemable capital shares to redemption value	(202,613)	(674,917)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	28,066	479,267
Adjustment of redeemable capital shares to redemption value	(28,066)	(479,267)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash received for accrued income	$7,134,404	$5,675,682
Cash paid for expenses	(674,842)	(750,413)

Net cash provided by operating activities	6,459,562	4,925,269

Cash flows from financing activities
Cash received to purchase redeemable shares	149,260,035	109,331,681
Cash paid to redeem redeemable shares	(94,515,522)	(145,829,072)
Cash paid for distributions	(6,595,688)	(4,978,969)

Net cash provided by/(used in) financing activities	48,148,825	(41,476,360)

Adjustment to period cash flows due to currency movement	11,565,502	(11,313,827)

Increase/(Decrease) in cash	66,173,889	(47,864,918)
Cash at beginning of period	661,675,025	745,612,305

Cash at end of period	$727,848,914	$697,747,387

Reconciliation of net income to net cash provided by operating activities

Net Income	$6,798,301	$5,374,023
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(2,608,078)	(1,959,507)
Prior period receivable from accrued interest	2,210,983	1,533,470
Currency translation adjustment	35,508	(31,831)
Accrued sponsor fee	243,573	237,410
Prior period accrued sponsor fee	(220,725)	(228,296)

Net cash provided by operating activities	$6,459,562	$4,925,269

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.32910 per share with an ex-dividend date of February 1, 2011 was paid on February 8, 2011.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were Australian Dollar principal deposits of 150,000,000 and Australian Dollar principal redemptions of 105,000,000, resulting in an ending Australian Dollar principal balance of 720,000,000. This equates to 717,839,304 USD (which is net of USD redemption payable). For the year ended October 31, 2010, there were Australian Dollar principal deposits of 325,000,000 and Australian Dollar principal redemptions of 475,000,000, resulting in an ending Australian Dollar principal balance of 675,000,000. This equates to 661,634,974 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$663,665,283	8,250,000	$746,917,479
Shares issued	1,500,000	149,260,035	3,250,000	294,995,478
Shares redeemed	(1,050,000)	(104,477,319)	(4,750,000)	(431,197,241)
Adjustment to period Shares due to currency movement and other	—	11,762,496	—	52,949,567

Ending balance	7,200,000	$720,210,495	6,750,000	$663,665,283

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 4.29%. The following chart provides the daily rate paid by the Depository since the Shares began trading :

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2011	$0.34856	$102.87	0.34%	3.99%
12/1/2010	$0.30528	$96.21	0.32%	3.86%
11/1/2010	$0.30051	$98.32	0.31%	3.60%

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Australian Dollar in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of Australian Dollars owned by the Trust was 675,000,000, resulting in a redeemable capital share value of $663,665,283. During the three months ended January 31, 2011, an additional 1,500,000 shares were created in exchange for 150,000,000 Australian Dollars and 1,050,000 shares were redeemed in exchange for 105,000,000 Australian Dollars. As of January 31, 2011, the number of Australian Dollars owned by the Trust was 720,000,000, resulting in a redeemable capital share value of $720,210,495.

Growth in the Trust’s redeemable capital share value from $663,665,283 at October 31, 2010 to $720,210,495 at January 31, 2011 was primarily the result of an increase in the number of shares outstanding from 6,750,000 at October 31, 2010 to 7,200,000 at January 31, 2011, coupled with an increase in the Closing Spot Rate from 0.9802 at October 31, 2010 to 0.9970 at January 31, 2011.

Interest income increased from $6,137,586 for the three months ended January 31, 2010 to $7,492,130 for the three months ended January 31, 2011 attributable primarily to a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above. This increase in interest income was partially offset by a decrease in the weighted-average Australian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $763,563 for the three months ended January 31, 2010 to $693,829 for the three months ended January 31, 2011. The decrease in the Sponsor’s fee was partially offset by an increase in the Closing Spot Rate as set forth in the chart above. The only expense of the Trust during the three months ended January 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2011 was $6,798,301, due to the interest income of $7,492,130 exceeding the Sponsor’s fee of $693,829.

Cash dividends per Share increased from $0.60 for the three months ended January 31, 2010 to $0.95 per Share for the three months ended January 31, 2011. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2011, 21 Baskets (1,050,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2010 – 11/30/2010	150,000	$97.91
12/01/2010 – 12/31/2010	200,000	$100.62
01/01/2011 – 01/31/2011	700,000	$99.60

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Australian Dollar Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)