Form 10-Q
period 2011-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2011-06-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011, and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$919,258,465	$661,634,974
Australian Dollar deposits, non-interest bearing	398,631	40,051
Subscriptions receivable	10,978,819	—
Receivable from accrued interest	2,825,577	2,210,983

Total Current Assets	$933,461,492	$663,886,008

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$76,851,737	$—
Accrued Sponsor’s fee	262,014	220,725

Total Current Liabilities	77,113,751	220,725

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized, respectively – 7,800,000 and 6,750,000 issued and outstanding, respectively	856,347,741	663,665,283
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$933,461,492	$663,886,008

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Interest Income	$7,722,984	$5,851,552	$15,215,114	$11,989,138

Total Income	7,722,984	5,851,552	15,215,114	11,989,138

Expenses
Sponsor’s fee	(721,621)	(666,401)	(1,415,450)	(1,429,964)

Total Expenses	(721,621)	(666,401)	(1,415,450)	(1,429,964)

Net Income	$7,001,363	$5,185,151	$13,799,664	$10,559,174

Other Comprehensive Income:
Currency translation adjustment	462,088	128,129	490,154	2,075

Total Comprehensive Income	$7,463,451	$5,313,280	$14,289,818	$10,561,249

Basic and Diluted Earnings per Share	$0.97	$0.69	$1.95	$1.34
Weighted-average Shares Outstanding	7,220,225	7,506,742	7,087,845	7,908,564
Cash Dividends per Share	$0.96	$0.68	$1.91	$1.27

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	13,799,664	21,506,266
Distributions Paid	(13,527,884)	(20,831,349)
Adjustment of redeemable capital shares to redemption value	(271,780)	(674,917)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	490,154	479,267
Adjustment of redeemable capital shares to redemption value	(490,154)	(479,267)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash received for accrued income	$14,880,846	$11,395,219
Cash paid for expenses	(1,400,516)	(1,428,632)

Net cash provided by operating activities	13,480,330	9,966,587

Cash flows from financing activities
Cash received to purchase redeemable shares	354,083,711	177,532,433
Cash paid to redeem redeemable shares	(187,158,715)	(218,493,991)
Cash paid for distributions	(13,527,884)	(10,046,330)

Net cash provided by/(used in) financing activities	153,397,112	(51,007,888)

Adjustment to period cash flows due to currency movement	91,104,629	21,510,555

Increase/(Decrease) in cash	257,982,071	(19,530,746)
Cash at beginning of period	661,675,025	745,612,305

Cash at end of period	$919,657,096	$726,081,559

Reconciliation of net income to net cash provided by operating activities

Net Income	$13,799,664	$10,559,174
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(2,825,577)	(2,187,425)
Prior period receivable from accrued interest	2,210,983	1,533,470
Currency translation adjustment	253,970	53,219
Accrued sponsor fee	262,015	236,445
Prior period accrued sponsor fee	(220,725)	(228,296)

Net cash provided by operating activities	$13,480,330	$9,966,587

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Australian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Australian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Australian Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Australian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.35338 per share with an ex-dividend date of May 2, 2011 was paid on May 9, 2011.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were Australian Dollar principal deposits of 360,000,000 and Australian Dollar principal redemptions of 255,000,000, resulting in an ending Australian Dollar principal balance of 780,000,000. This equates to 853,597,146 USD (which includes USD redemptions payable). For the year ended October 31, 2010, there were Australian Dollar principal deposits of 325,000,000 and Australian Dollar principal redemptions of 475,000,000, resulting in an ending Australian Dollar principal balance of 675,000,000. This equates to 661,634,974 USD.

Net interest, if any, associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$663,665,283	8,250,000	$746,917,479
Shares issued	3,600,000	364,210,239	3,250,000	294,995,478
Shares redeemed	(2,550,000)	(258,044,416)	(4,750,000)	(431,197,241)
Adjustment to period Shares due to currency movement and other	—	86,516,635	—	52,949,567

Ending balance	7,800,000	$856,347,741	6,750,000	$663,665,283

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of The Australian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Australian Dollars plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollars. Each outstanding Share represents a proportional interest in the Australian Dollars held by the Trust. The following chart provides recent trends on the price of the Australian Dollar. The chart illustrates movements in the price of the Australian Dollar in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 4.23%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2011	$0.34145	$103.76	0.33%	3.87%
3/1/2011	$0.30067	$102.13	0.29%	3.84%
2/1/2011	$0.32910	$100.03	0.33%	3.87%

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

Results of Operations

As of October 31, 2010, the number of Australian Dollars owned by the Trust was 675,000,000, resulting in a redeemable capital Share value of $663,665,283. During the six months ended April 30, 2011, an additional 3,600,000 Shares were created in exchange for 360,000,000 Australian Dollars and 2,550,000 Shares were redeemed in exchange for 255,000,000 Australian Dollars. As of April 30, 2011, the number of Australian Dollars owned by the Trust was 780,000,000, resulting in a redeemable capital Share value of $856,347,741.

Growth in the Trust’s redeemable capital Share value from $663,665,283 at October 31, 2010 to $856,347,741 at April 30, 2011 was primarily the result of an increase in the number of Shares outstanding from 6,750,000 at October 31, 2010 to 7,800,000 at April 30, 2011, coupled with an increase in the Closing Spot Rate from 0.9802 at October 31, 2010 to 1.0944 at April 30, 2011.

Interest income increased from $5,851,552 for the three months ended April 30, 2010 to $7,722,984 for the three months ended April 30, 2011, and increased from $11,989,138 for the six months ended April 30, 2010 to $15,215,114 for the six months ended April 30, 2011 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust and a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to an increase in the average Closing Spot Rate as set forth in the chart above, the Sponsor’s fee increased from $666,401 for the three months ended April 30, 2010 to $721,621 for the three months ended April 30, 2011. This increase in the Sponsor’s fee was partially offset by a decrease in the weighted-average Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $1,429,964 for the six months ended April 30, 2010 to $1,415,450 for the six months ended April 30, 2011. This decrease in the Sponsor’s fee was partially offset by an increase in the average Closing Spot Rate as set forth in the chart above. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2011 was $7,001,363 due to interest income of $7,722,984 exceeding the Sponsor’s fee of $721,621. The Trust’s net income for the six months ended April 30, 2011 was $13,799,664 due to interest income of $15,215,114 exceeding the Sponsor’s fee of $1,415,450.

Cash dividends per Share increased from $0.68 for the three months ended April 30, 2010 to $0.96 per Share for the three months ended April 30, 2011, and increased from $1.27 for the six months ended April 30, 2010 to $1.91 per Share for the six months ended April 30, 2011. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2011, 30 Baskets (1,500,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2011 – 02/28/2011	250,000	$100.30
03/01/2011 – 03/31/2011	400,000	$101.85
04/01/2011 – 04/30/2011	850,000	$106.92

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Australian Dollar Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)