Form 10-Q
period 2011-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2011-09-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2011, the three months ended July 31, 2010, the nine months ended July 31, 2011, and the nine months ended July 31, 2010	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the nine months ended July 31, 2011 and the nine months ended July 31, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$867,779,035	$661,634,974
Australian Dollar deposits, non-interest bearing	—	40,051
Receivable from accrued interest	3,262,092	2,210,983

Total Current Assets	$871,041,127	$663,886,008

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interesting bearing, overdrawn	$29,739	$—
Accrued Sponsor’s fee	298,336	220,725

Total Current Liabilities	328,075	220,725
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized, respectively – 7,900,000 and 6,750,000 issued and outstanding, respectively	870,713,052	663,665,283
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$871,041,127	$663,886,008

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Income
Interest Income	$9,303,096	$5,934,961	$24,518,210	$17,924,099

Total Income	9,303,096	5,934,961	24,518,210	17,924,099
Expenses
Sponsor’s fee	(853,445)	(595,949)	(2,268,895)	(2,025,913)

Total Expenses	(853,445)	(595,949)	(2,268,895)	(2,025,913)
Net Income	$8,449,651	$5,339,012	$22,249,315	$15,898,186

Other Comprehensive Income:
Currency translation adjustment	232,004	234,245	722,158	236,320

Total Comprehensive Income	$8,681,655	$5,573,257	$22,971,473	$16,134,506

Basic and Diluted Earnings per Share	$1.07	$0.79	$3.02	$2.12
Weighted-average Shares Outstanding	7,893,478	6,739,130	7,359,341	7,514,469
Cash Dividends per Share	$1.06	$0.77	$2.98	$2.03

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	22,249,315	21,506,266
Distributions Paid	(21,849,116)	(20,831,349)
Adjustment of redeemable capital shares to redemption value	(400,199)	(674,917)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	722,158	479,267
Adjustment of redeemable capital shares to redemption value	(722,158)	(479,267)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Cash flows from operating activities
Cash received for accrued income	$23,736,476	$17,473,303
Cash paid for expenses	(2,217,115)	(2,056,133)

Net cash provided by operating activities	21,519,361	15,417,170
Cash flows from financing activities
Cash received to purchase redeemable shares	454,014,422	206,154,722
Cash paid to redeem redeemable shares	(335,362,104)	(394,465,535)
Cash paid for distributions	(21,849,116)	(15,267,871)

Net cash provided by/(used in) financing activities	96,803,202	(203,578,684)
Adjustment to period cash flows due to currency movement	87,751,708	(773,805)

Increase/(Decrease) in cash	206,074,271	(188,935,319)
Cash at beginning of period	661,675,025	745,612,305

Cash at end of period	$867,749,296	$556,676,986

Reconciliation of net income to net cash provided by operating activities
Net Income	$22,249,315	$15,898,186
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(3,262,092)	(1,995,659)
Prior period receivable from accrued interest	2,210,983	1,533,470
Currency translation adjustment	243,544	14,609
Accrued sponsor fee	298,336	194,860
Prior period accrued sponsor fee	(220,725)	(228,296)

Net cash provided by operating activities	$21,519,361	$15,417,170

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Australian Dollar deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Australian Dollar exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Australian Dollar deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Australian Dollar exchange rate as determined by WM Company at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.371420 per share with an ex-dividend date of August 1, 2011 was paid on August 8, 2011.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2011, there were Australian Dollar principal deposits of 440,000,000 and Australian Dollar principal redemptions of 325,000,000, resulting in an ending Australian Dollar principal balance of 790,000,000. This equates to 867,779,035 USD. For the year ended October 31, 2010, there were Australian Dollar principal deposits of 325,000,000 and Australian Dollar principal redemptions of 475,000,000, resulting in an ending Australian Dollar principal balance of 675,000,000. This equates to 661,634,974 USD.

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$663,665,283	8,250,000	$746,917,479
Shares issued	4,400,000	454,014,422	3,250,000	294,995,478
Shares redeemed	(3,250,000)	(335,362,104)	(4,750,000)	(431,197,241)
Adjustment to period Shares due to currency movement and other	—	88,395,451	—	52,949,567

Ending balance	7,900,000	$870,713,052	6,750,000	$663,665,283

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Australian Dollars held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Australian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Australian Dollars, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/Australian Dollar exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/Australian Dollar exchange rate as determined by WM Company at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2011 was an annual nominal rate of 4.32%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2011	$0.34660	$107.41	0.32%	3.93%
6/1/2011	$0.36110	$106.92	0.34%	3.98%
5/2/2011	$0.35338	$109.80	0.32%	3.92%

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

Results of Operations

As of October 31, 2010, the number of Australian Dollars owned by the Trust was 675,000,000, resulting in a redeemable capital Share value of $663,665,283. During the nine months ended July 31, 2011, an additional 4,400,000 Shares were created in exchange for 440,000,000 Australian Dollars and 3,250,000 Shares were redeemed in exchange for 325,000,000 Australian Dollars. As of July 31, 2011, the number of Australian Dollars owned by the Trust was 790,000,000, resulting in a redeemable capital Share value of $870,713,052.

Growth in the Trust’s redeemable capital Share value from $663,665,283 at October 31, 2010 to $870,713,052 at July 31, 2011 was primarily the result of an increase in the number of Shares outstanding from 6,750,000 at October 31, 2010 to 7,900,000 at July 31, 2011, coupled with an increase in the Closing Spot Rate from 0.9802 at October 31, 2010 to 1.0985 at July 31, 2011.

Interest income increased from $5,934,961 for the three months ended July 31, 2010 to $9,303,096 for the three months ended July 31, 2011 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust and a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $17,924,099 for the nine months ended July 31, 2010 to $24,518,210 for the nine months ended July 31, 2011 attributable primarily to a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by a decrease in the weighted-average Australian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to an increase in the weighted-average Australian Dollars in the Trust and an increase in the average Closing Spot Rate, as set forth in the chart above, the Sponsor’s fee increased from $595,949 for the three months ended July 31, 2010 to $853,445 for the three months ended July 31, 2011. Due primarily to an increase in the average Closing Spot Rate as set forth in the chart above, the Sponsor’s fee increased from $2,025,913 for the nine months ended July 31, 2010 to $2,268,895 for the nine months ended July 31, 2011. This increase in the Sponsor’s fee was partially offset by a decrease in the weighted-average Australian Dollars in the Trust. The only expense of the Trust during the three months and nine months ended July 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2011 was $8,449,651 due to interest income of $9,303,096 exceeding the Sponsor’s fee of $853,445. The Trust’s net income for the nine months ended July 31, 2011 was $22,249,315 due to interest income of $24,518,210 exceeding the Sponsor’s fee of $2,268,895.

Cash dividends per Share increased from $0.77 for the three months ended July 31, 2010 to $1.06 per Share for the three months ended July 31, 2011, and increased from $2.03 for the nine months ended July 31, 2010 to $2.98 per Share for the nine months ended July 31, 2011. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2011, 14 Baskets (700,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2011 – 05/31/2011	200,000	$106.16
06/01/2011 – 06/30/2011	200,000	$106.62
07/01/2011 – 07/31/2011	300,000	$107.53

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST
	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Australian Dollar Trust

Date: September 9, 2011		By:	/s/ JOSEPH ARRUDA
Joseph Arruda Chief Financial Officer (principal financial officer)