Form 10-K
period 2011-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2011-12-23
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Aggregate market value of 7,800,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2011 as reported by NYSE Arca on that date: $858,156,000.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $3,098,988 for the fiscal year ended October 31, 2011.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Australian Dollar/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Australian Dollar/USD as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository earns a “spread” or “margin” over the rate of interest it pays to the Trust on the Australian Dollar deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Australian Dollars owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depository Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of Australian Dollars required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. In addition to the $500 transaction fee paid to the Trustee, Authorized Participants pay a variable fee to the Sponsor for creation orders and redemption orders of two or more Baskets to compensate the Sponsor for costs associated with the registration of Shares. The variable fee paid to the Sponsor by an Authorized Participant will not exceed $2,000 for each creation or redemption order, as set forth in the Participant Agreement. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Each outstanding Share represents a fractional, undivided interest in the Australian Dollar held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Australian Dollars from the Trust to pay these excess expenses. As a result, the amount of Australian Dollars represented by each Share may gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Australian Dollars into the Trust, as the amount of Australian Dollars required to create Shares will proportionately reflect the amount of Australian Dollars represented by the Shares outstanding at the time of creation. Assuming a constant Australian Dollar price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Australian Dollar as the amount of Australian Dollars represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the Australian Dollar increases.

Investors should be aware that a gradual decline in the amount of Australian Dollars represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of the Australian Dollar. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

The payment of expenses by the Trust will result in a taxable event to Shareholders. To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered Australian Dollars.

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Australian Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the British Bank Association LIBOR Overnight rate for the Australian Dollar (BBA rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Australian Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell Australian Dollars to pay these expenses. The sale of the Trust’s Australian Dollars to pay expenses in USD at a time of low Australian Dollar prices could adversely affect the value of the Shares.

The Trustee will sell Australian Dollars held by the Trust to pay Trust expenses, if any, incurred in USD, irrespective of then-current Australian Dollar prices. The Trust is not actively managed and no attempt will be made to buy or sell Australian Dollars to protect against or to take advantage of fluctuations in the price of the Australian Dollar. Consequently, if the Trust incurs expenses in USD, the Trust’s Australian Dollars may be sold at a time when the Australian Dollar price is low, resulting in a negative effect on the value of the Shares.

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

Neither the Shares nor the Deposit Accounts and the Australian Dollars deposited in them are deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Australian Dollars held in the Deposit Accounts.

Australian Dollars deposited in the Deposit Accounts by an Authorized Participant are commingled with Australian Dollars deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Australian Dollars held in the Deposit Accounts are not segregated from the Depository’s other assets. The Trust has no proprietary rights in or to any specific Australian Dollars held by the Depository and will be an unsecured creditor of the Depository with respect to the Australian Dollars held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Australian Dollars deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Australian Dollars held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of Australian Dollars represented by their Shares. Shareholders may incur significant fees if they choose to convert the Australian Dollars they receive to USD.

Redemption orders are subject to rejection by the Trustee under certain circumstances.

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such rejection could adversely affect a redeeming Shareholder. For example, the resulting delay would adversely affect the value of the Shareholder’s redemption distribution if the NAV were to decline during the delay. In the Depositary Trust Agreement, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such rejection.

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

Only Authorized Participants may create or redeem Baskets through the Trust. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares are traded.

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

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2011 and October 31, 2010:

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$102.66	$96.20
April 30, 2011	$110.02	$98.32
July 31, 2011	$110.48	$104.70
October 31, 2011	$109.68	$95.47

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$93.87	$87.75
April 30, 2010	$93.62	$86.48
July 31, 2010	$92.66	$81.10
October 31, 2010	$99.59	$88.51

The number of record holders of Shares of the registrant as of November 30, 2011 was approximately 123.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	1,250,000	$104.11
September	850,000	$99.98
October	550,000	$102.13

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2011		Fiscal Year Ended October 31, 2010
November 1, 2010	$0.30051	November 2, 2009	$0.17457
December 1, 2010	$0.30528	December 1, 2009	$0.19965
January 3, 2011	$0.34856	January 4, 2010	$0.22069
February 1, 2011	$0.32910	February 1, 2010	$0.21828
March 1, 2011	$0.30067	March 1, 2010	$0.20406
April 1, 2011	$0.34145	April 1, 2010	$0.23840
May 2, 2011	$0.35338	May 3, 2010	$0.25118
June 1, 2011	$0.36110	June 1, 2010	$0.25631
July 1, 2011	$0.34660	July 1, 2010	$0.24290
August 1, 2011	$0.37142	August 2, 2010	$0.28442
September 1, 2011	$0.36324	September 1, 2010	$0.28036
October 3, 2011	$0.31359	October 1, 2010	$0.29390

In the future, to the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2011, October 31, 2010, October 31, 2009, October 31, 2008 and October 31, 2007.

	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007
Income
Interest income	$33,664,337	$24,143,782	$11,542,447	$22,879,525	$4,001,177

Total Income	33,664,337	24,143,782	11,542,447	22,879,525	4,001,177

Expenses
Sponsor’s fee	(3,098,988)	(2,637,516)	(1,670,337)	(1,424,534)	(273,137)

Total Expenses	(3,098,988)	(2,637,516)	(1,670,337)	(1,424,534)	(273,137)
Net Income	$30,565,349	$21,506,266	$9,872,110	$21,454,991	$3,728,040

Other Comprehensive Income (Loss):
Currency translation adjustment	967,891	479,267	305,357	(820,418)	198,614

Total Comprehensive Income	$31,533,240	$21,985,533	$10,177,467	$20,634,573	$3,926,654

Basic and Diluted Earnings per Share	$4.07	$2.97	$1.80	$5.39	$4.46
Weighted-average Shares Outstanding	7,503,973	7,253,014	5,471,507	3,981,831	835,753
Cash Dividends per Share	$4.01	$2.87	$1.87	$5.28	$4.10

As of October 31, 2011, total assets were $862,642,412, and for the fiscal year ended October 31, 2011, net cash flows were $197,818,767.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2011 was an annual nominal rate of 4.26%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/3/2011	$0.31359	$97.53	0.32%	3.91%
9/1/2011	$0.36324	$107.46	0.34%	3.98%
8/1/2011	$0.37142	$110.22	0.34%	3.97%

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

Results of Operations

As of October 31, 2009, the number of Australian Dollars owned by the Trust was 825,000,000, resulting in a redeemable capital share value of $746,917,479. During the year ended October 31, 2010, an additional 3,250,000 shares were created in exchange for 325,000,000 Australian Dollars and 4,750,000 shares were redeemed in exchange for 475,000,000 Australian Dollars. As of October 31, 2010, the number of Australian Dollars owned by the Trust was 675,000,000, resulting in a redeemable capital share value of $663,665,283. During the year ended October 31, 2011, an additional 7,250,000 shares were created in exchange for 725,000,000 Australian Dollars and 5,900,000 shares were redeemed in exchange for 590,000,000 Australian Dollars. As of October 31, 2011, the number of Australian Dollars owned by the Trust was 810,000,000, resulting in a redeemable capital share value of $862,361,862.

An increase in the Trust’s redeemable capital share value from $663,665,283 at October 31, 2010 to $862,361,862 at October 31, 2011, was primarily the result of an increase in the number of shares outstanding from 6,750,000 at October 31, 2010 to 8,100,000 at October 31, 2011 and an increase in the Closing Spot Rate from 0.9802 at October 31, 2010 to 1.0610 at October 31, 2011. A decrease in the Trust’s redeemable capital share value from $746,917,479 at October 31, 2009 to $663,665,283 at October 31, 2010, was primarily the result of a reduction in the number of shares outstanding from 8,250,000 at October 31, 2009 to 6,750,000 at October 31, 2010. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 0.9036 at October 31, 2009 to 0.9802 at October 31, 2010.

Interest income increased from $24,143,782 for the year ended October 31, 2010 to $33,664,337 for the year ended October 31, 2011 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust and a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $11,542,447 for the year ended October 31, 2009 to $24,143,782 for the year ended October 31, 2010 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust and a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to an increase in the weighted-average Australian Dollars in the Trust and an increase in the Closing Spot Rate as set forth in the chart above, the Sponsor’s fee increased from $2.637,516 for the year ended October 31, 2010 to $3,098,988 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Australian Dollars in the Trust and an increase in the Closing Spot Rate as set forth in the chart above, the Sponsor’s fee increased from $1,670,337 for the year ended October 31, 2009 to $2,637,516 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2011 was $30,565,349, due to interest income of $33,664,337 exceeding the Sponsor’s fee of $3,098,988. The Trust’s net income for the year ended October 31, 2010 was $21,506,266, due to interest income of $24,143,782 exceeding the Sponsor’s fee of $2,637,516. The Trust’s net income for the year ended October 31, 2009 was $9,872,110 due to interest income of $11,542,447 exceeding the Sponsor’s fee of $1,670,337.

Cash dividends per Share increased from $2.87 for the year ended October 31, 2010 to $4.01 per Share for the year ended October 31, 2011. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository. Cash dividends per Share increased from $1.87 for the year ended October 31, 2009 to $2.87 per Share for the year ended October 31, 2010. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2011.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 47, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 44, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 40, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2011 and October 31, 2010:

	2011	2010
Audit Fees	$28,000	$25,778
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$28,000	$25,778

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Participant Agreement, dated as of March 25, 2010 among Knight Clearing Services, LLC, the Bank of New York and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Australian Dollar Trust:

In our opinion, the statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CurrencyShares® Australian Dollar Trust (the “Trust”) for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2011 and October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended October 31, 2011 and October 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust at October 31, 2011 and October 31, 2010 and the results of its operations and its cash flows for the years ended October 31, 2011 and October 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Australian Dollar Trust’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

December 22, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited CurrencyShares® Australian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, CurrencyShares® Australian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2011 and October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended October 31, 2011 and October 31, 2010 of CurrencyShares® Australian Dollar Trust and our report dated December 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

December 22, 2011

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2011	October 31, 2010
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$859,369,944	$661,634,974
Australian Dollar deposits, non-interest bearing	123,848	40,051
Receivable from accrued interest	3,148,620	2,210,983

Total Current Assets	$862,642,412	$663,886,008

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$280,550	$220,725

Total Current Liabilities	280,550	220,725

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized, respectively – 8,100,000 and 6,750,000 issued and outstanding, respectively	862,361,862	663,665,283
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$862,642,412	$663,886,008

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009

Income
Interest Income	$33,664,337	$24,143,782	$11,542,447

Total Income	33,664,337	24,143,782	11,542,447

Expenses
Sponsor’s fee	(3,098,988)	(2,637,516)	(1,670,337)

Total Expenses	(3,098,988)	(2,637,516)	(1,670,337)
Net Income	$30,565,349	$21,506,266	$9,872,110

Other Comprehensive Income:
Currency translation adjustment	967,891	479,267	305,357

Total Comprehensive Income	$31,533,240	$21,985,533	$10,177,467

Basic and Diluted Earnings per Share	$4.07	$2.97	$1.80
Weighted-average Shares Outstanding	7,503,973	7,253,014	5,471,507
Cash Dividends per Share	$4.01	$2.87	$1.87

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	30,565,349	21,506,266	9,872,110
Distributions Paid	(30,011,685)	(20,831,349)	(10,291,885)
Adjustment of redeemable capital shares to redemption value	(553,664)	(674,917)	419,775

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	967,891	479,267	305,357
Adjustment of redeemable capital shares to redemption value	(967,891)	(479,267)	(305,357)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Cash flows from operating activities
Cash received for accrued income	$32,885,342	$23,645,519	$11,585,343
Cash paid for expenses	(3,054,668)	(2,662,853)	(1,546,248)

Net cash provided by operating activities	29,830,674	20,982,666	10,039,095

Cash flows from financing activities
Cash received to purchase redeemable shares	748,290,041	294,995,478	394,854,682
Cash paid to redeem redeemable shares	(609,007,896)	(431,197,241)	(67,683,645)
Cash paid for distributions	(30,011,685)	(20,831,349)	(10,291,885)

Net cash provided by/(used in) financing activities	109,270,460	(157,033,112)	316,879,152

Adjustment to period cash flows due to currency movement	58,717,633	52,113,166	162,332,695

Increase/(Decrease) in cash	197,818,767	(83,937,280)	489,250,942
Cash at beginning of year	661,675,025	745,612,305	256,361,363

Cash at end of year	$859,493,792	$661,675,025	$745,612,305

Reconciliation of net income to net cash provided by operating activities

Net Income	$30,565,349	$21,506,266	$9,872,110
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(3,148,620)	(2,210,983)	(1,533,470)
Prior period receivable from accrued interest	2,210,983	1,533,470	1,267,275
Currency translation adjustment	143,137	161,484	299,521
Accrued sponsor fee	280,550	220,725	228,296
Prior period accrued sponsor fee	(220,725)	(228,296)	(94,637)

Net cash provided by operating activities	$29,830,674	$20,982,666	$10,039,095

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Australian Dollar deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Australian Dollar exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Australian Dollar deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Australian Dollar exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.366570 per share with an ex-dividend date of November 1, 2011 was paid on November 8, 2011.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2011, there were Australian Dollar principal deposits of 725,000,000 and Australian Dollar principal redemptions of 590,000,000, resulting in an ending Australian Dollar principal balance of 810,000,000. This equates to 859,369,944 USD. For the year ended October 31, 2010, there were Australian Dollar principal deposits of 325,000,000 and Australian Dollar principal redemptions of 475,000,000, resulting in an ending Australian Dollar principal balance of 675,000,000. This equates to 661,634,974 USD. For the year ended October 31, 2009, there were Australian Dollar principal deposits of 525,000,000 and Australian Dollar principal redemptions of 90,000,000, resulting in an ending Australian Dollar principal balance of 825,000,000. This equates to 745,470,252 USD.

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

Activity in redeemable capital Shares is as follows:

	October 31, 2011		October 31, 2010		October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$663,665,283	8,250,000	$746,917,479	3,900,000	$257,534,001
Shares issued	7,250,000	748,290,041	3,250,000	294,995,478	5,250,000	394,854,682
Shares redeemed	(5,900,000)	(609,007,896)	(4,750,000)	(431,197,241)	(900,000)	(67,683,645)
Adjustment to period Shares due to currency movement and other	—	59,414,434	—	52,949,567	—	162,212,441

Ending balance	8,100,000	$862,361,862	6,750,000	$663,665,283	8,250,000	$746,917,479

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$9,146,127	$9,303,096	$7,722,984	$7,492,130

Total Income	9,146,127	9,303,096	7,722,984	7,492,130

Expenses
Sponsor’s fee	(830,093)	(853,445)	(721,621)	(693,829)

Total Expenses	(830,093)	(853,445)	(721,621)	(693,829)
Net Income	$8,316,034	$8,449,651	$7,001,363	$6,798,301
Other Comprehensive (Loss)/Income:
Currency translation adjustment	245,733	232,004	462,088	28,066

Total Comprehensive Income	$8,561,767	$8,681,655	$7,463,451	$6,826,367

Basic and Diluted Earnings per Share	$1.05	$1.07	$0.97	$0.98
Weighted-average Shares Outstanding	7,933,152	7,893,478	7,220,225	6,959,783
Cash Dividends per Share	$1.03	$1.06	$0.96	$0.95

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest Income	$6,219,683	$5,934,961	$5,851,552	$6,137,586

Total Income	6,219,683	5,934,961	5,851,552	6,137,586

Expenses
Sponsor’s fee	(611,603)	(595,949)	(666,401)	(763,563)

Total Expenses	(611,603)	(595,949)	(666,401)	(763,563)
Net Income	$5,608,080	$5,339,012	$5,185,151	$5,374,023
Other Comprehensive Income/(Loss):
Currency translation adjustment	242,947	234,245	128,129	(126,054)

Total Comprehensive Income	$5,851,027	$5,573,257	$5,313,280	$5,247,969

Basic and Diluted Earnings per Share	$0.87	$0.79	$0.69	$0.65
Weighted-average Shares Outstanding	6,477,174	6,739,130	7,506,742	8,297,283
Cash Dividends per Share	$0.86	$0.77	$0.68	$0.60

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 23, 2011.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Australian Dollar Trust

	By:	/s/ NIKOLAOS BONOS Nikolaos Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	December 23, 2011

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	December 23, 2011

/s/ MICHAEL BYRUM Michael Byrum	Director	December 23, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.