Form 10-Q
period 2012-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2012-03-12
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$797,062,559	$859,369,944
Australian Dollar deposits, non-interest bearing	16,697	123,848
Receivable from accrued interest	2,637,104	3,148,620

Total Current Assets	$799,716,360	$862,642,412

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$268,765	$280,550

Total Current Liabilities	268,765	280,550

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized, respectively – 7,500,000 and 8,100,000 issued and outstanding, respectively	799,447,595	862,361,862
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$799,716,360	$862,642,412

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Income
Interest Income	$8,330,286	$7,492,130

Total Income	8,330,286	7,492,130

Expenses
Sponsor’s fee	(824,938)	(693,829)

Total Expenses	(824,938)	(693,829)
Net Income	$7,505,348	$6,798,301

Other Comprehensive Income:
Currency translation adjustment	306,138	28,066

Total Comprehensive Income	$7,811,486	$6,826,367

Basic and Diluted Earnings per Share	$0.94	$0.98
Weighted-average Shares Outstanding	7,993,478	6,959,783
Cash Dividends per Share	$0.99	$0.95

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	7,505,348	30,565,349
Distributions Paid	(7,935,976)	(30,011,685)
Adjustment of redeemable capital shares to redemption value	430,628	(553,664)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	306,138	967,891
Adjustment of redeemable capital shares to redemption value	(306,138)	(967,891)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash received for accrued income	$8,826,886	$7,134,404
Cash paid for expenses	(836,718)	(674,842)

Net cash provided by operating activities	7,990,168	6,459,562

Cash flows from financing activities
Cash received to purchase redeemable shares	163,614,092	149,260,035
Cash paid to redeem redeemable shares	(225,037,437)	(94,515,522)
Cash paid for distributions	(7,935,976)	(6,595,688)

Net cash (used in)/provided by financing activities	(69,359,321)	48,148,825

Adjustment to period cash flows due to currency movement	(1,045,383)	11,565,502

(Decrease)/Increase in cash	(62,414,536)	66,173,889
Cash at beginning of period	859,493,792	661,675,025

Cash at end of period	$797,079,256	$727,848,914

Reconciliation of net income to net cash provided by operating activities

Net Income	$7,505,348	$6,798,301
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(2,637,104)	(2,608,078)
Prior period receivable from accrued interest	3,148,620	2,210,983
Currency translation adjustment	(14,911)	35,508
Accrued sponsor fee	268,765	243,573
Prior period accrued sponsor fee	(280,550)	(220,725)

Net cash provided by operating activities	$7,990,168	$6,459,562

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on December 23, 2011.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.31769 per share with an ex-dividend date of February 1, 2012 was paid on February 8, 2012.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2012, there were Australian Dollar principal deposits of 160,000,000 and Australian Dollar principal redemptions of 220,000,000, resulting in an ending Australian Dollar principal balance of 750,000,000. This equates to 797,062,559 USD. For the year ended October 31, 2011, there were Australian Dollar principal deposits of 725,000,000 and Australian Dollar principal redemptions of 590,000,000, resulting in an ending Australian Dollar principal balance of 810,000,000. This equates to 859,369,944 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	8,100,000	$862,361,862	6,750,000	$663,665,283
Shares issued	1,600,000	163,614,092	7,250,000	748,290,041
Shares redeemed	(2,200,000)	(225,037,437)	(5,900,000)	(609,007,896)
Adjustment to period Shares due to currency movement and other	—	(1,490,922)	—	59,414,434

Ending balance	7,500,000	$799,447,595	8,100,000	$862,361,862

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

Noon Buying Rate/Closing Spot Rate

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

FXA Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 3.99%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXA Daily Rate

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2012	$0.31233	$102.85	0.30%	3.59%
12/1/2011	$0.31825	$103.05	0.31%	3.77%
11/1/2011	$0.36657	$106.46	0.34%	4.07%

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

Results of Operations

As of October 31, 2011, the number of Australian Dollars owned by the Trust was 810,000,000, resulting in a redeemable capital share value of $862,361,862. During the three months ended January 31, 2012, an additional 1,600,000 Shares were created in exchange for 160,000,000 Australian Dollars and 2,200,000 Shares were redeemed in exchange for 220,000,000 Australian Dollars. As of January 31, 2012, the number of Australian Dollars owned by the Trust was 750,000,000, resulting in a redeemable capital Share value of $799,447,595.

A decrease in the Trust’s redeemable capital Share value from $862,361,862 at October 31, 2011 to $799,447,595 at January 31, 2012 was primarily the result of a decrease in the number of Shares outstanding from 8,100,000 at October 31, 2011 to 7,500,000 at January 31, 2012. This decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0610 at October 31, 2011 to 1.0628 at January 31, 2012.

Interest income increased from $7,492,130 for the three months ended January 31, 2011 to $8,330,286 for the three months ended January 31, 2012 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust and a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to an increase in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee increased from $693,829 for the three months ended January 31, 2011 to $824,938 for the three months ended January 31, 2012. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2012 was $7,505,348 due to interest income of $8,330,286 exceeding the Sponsor’s fee of $824,938.

Cash dividends per Share increased from $0.95 for the three months ended January 31, 2011 to $0.99 per Share for the three months ended January 31, 2012. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2012, 44 Baskets (2,200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2011 – 11/30/2011	900,000	$102.59
12/01/2011 – 12/31/2011	1,000,000	$102.47
01/01/2012 – 01/31/2012	300,000	$102.34

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Global Amendment to Depository Trust Agreement.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Australian Dollar Trust

Date: March 12, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)