Form 10-Q
period 2012-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2012-06-11
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-32911

CurrencyShares® Australian Dollar Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2012, the three months ended April 30, 2011, the six months ended April 30, 2012 and the six months ended April 30, 2011	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the six months ended April 30, 2012 and the six months ended April 30, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	April 30, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$655,861,266	$859,369,944
Australian Dollar deposits, non-interest bearing	—	123,848
Receivable from accrued interest	2,156,491	3,148,620

Total Current Assets	$658,017,757	$862,642,412

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interesting bearing, overdrawn	$11,484	$—
Redemptions payable	5,220,553	—
Accrued Sponsor’s fee	216,641	280,550

Total Current Liabilities	5,448,678	280,550

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 33,500,000 and 28,500,000 authorized, respectively – 6,250,000 and 8,100,000 issued and outstanding, respectively	652,569,079	862,361,862
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$658,017,757	$862,642,412

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six months ended April 30, 2011
Income
Interest Income	$7,242,218	$7,722,984	$15,572,504	$15,215,114

Total Income	7,242,218	7,722,984	15,572,504	15,215,114

Expenses
Sponsor’s fee	(727,638)	(721,621)	(1,552,576)	(1,415,450)

Total Expenses	(727,638)	(721,621)	(1,552,576)	(1,415,450)
Net Income	$6,514,580	$7,001,363	$14,019,928	$13,799,664

Other Comprehensive Income:
Currency translation adjustment	(80,044)	462,088	226,094	490,154

Total Comprehensive Income	$6,434,536	$7,463,451	$14,246,022	$14,289,818

Basic and Diluted Earnings per Share	$0.94	$0.97	$1.87	$1.95
Weighted-average Shares Outstanding	6,966,111	7,220,225	7,485,440	7,087,845
Cash Dividends per Share	$0.97	$0.96	$1.96	$1.91

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	14,019,928	30,565,349
Distributions Paid	(14,725,429)	(30,011,685)
Adjustment of redeemable capital shares to redemption value	705,501	(553,664)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	226,094	967,891
Adjustment of redeemable capital shares to redemption value	(226,094)	(967,891)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	April 30, 2012	April 30, 2011
Cash flows from operating activities
Cash received for accrued income	$16,521,217	$14,880,846
Cash paid for expenses	(1,612,726)	(1,400,516)

Net cash provided by operating activities	14,908,491	13,480,330

Cash flows from financing activities
Cash received to purchase redeemable shares	218,156,167	354,083,711
Cash paid to redeem redeemable shares	(405,203,772)	(187,158,715)
Cash paid for distributions	(14,725,429)	(13,527,884)

Net cash (used in)/provided by financing activities	(201,773,034)	153,397,112

Adjustment to period cash flows due to currency movement	(16,779,467)	91,104,629

(Decrease)/Increase in cash	(203,644,010)	257,982,071
Cash at beginning of period	859,493,792	661,675,025

Cash at end of period	$655,849,782	$919,657,096

Reconciliation of net income to net cash provided by operating activities

Net Income	$14,019,928	$13,799,664
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(2,156,491)	(2,825,577)
Prior period receivable from accrued interest	3,148,620	2,210,983
Currency translation adjustment	(39,657)	253,970
Accrued sponsor fee	216,641	262,015
Prior period accrued sponsor fee	(280,550)	(220,725)

Net cash provided by operating activities	$14,908,491	$13,480,330

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Australian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC (formerly known as Rydex Specialized Products LLC) d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 Australian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.30628 per share with an ex-dividend date of May 1, 2012 was paid on May 8, 2012.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2012, there were Australian Dollar principal deposits of 210,000,000 and Australian Dollar principal redemptions of 395,000,000, resulting in an ending Australian Dollar principal balance of 625,000,000. This equates to 650,656,017 USD (which includes USD redemptions payable). For the year ended October 31, 2011, there were Australian Dollar principal deposits of 725,000,000 and Australian Dollar principal redemptions of 590,000,000, resulting in an ending Australian Dollar principal balance of 810,000,000. This equates to 859,369,944 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	8,100,000	$862,361,862	6,750,000	$663,665,283
Shares issued	2,100,000	218,156,167	7,250,000	748,290,041
Shares redeemed	(3,950,000)	(410,406,023)	(5,900,000)	(609,007,896)
Adjustment to period Shares due to currency movement and other	—	(17,542,927)	—	59,414,434

Ending balance	6,250,000	$652,569,079	8,100,000	$862,361,862

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”), nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

FXA Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 3.89%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/2/12	$0.31561	$103.92	0.30%	3.59%
3/1/12	$0.30401	$108.35	0.28%	3.54%
2/1/12	$0.31769	$106.59	0.30%	3.52%

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

Results of Operations

As of October 31, 2011, the number of Australian Dollars owned by the Trust was 810,000,000, resulting in a redeemable capital share value of $862,361,862. During the six months ended April 30, 2012, an additional 2,100,000 Shares were created in exchange for 210,000,000 Australian Dollars and 3,950,000 Shares were redeemed in exchange for 395,000,000 Australian Dollars. As of April 30, 2012, the number of Australian Dollars owned by the Trust was 625,000,000, resulting in a redeemable capital Share value of $652,569,079.

A decrease in the Trust’s redeemable capital Share value from $862,361,862 at October 31, 2011 to $652,569,079 at April 30, 2012 was primarily the result of a decrease in the number of Shares outstanding from 8,100,000 at October 31, 2011 to 6,250,000 at April 30, 2012 and a decrease in the Closing Spot Rate from 1.0610 at October 31, 2011 to 1.0411 at April 30, 2012.

Interest income decreased from $7,722,984 for the three months ended April 30, 2011 to $7,242,218 for the three months ended April 30, 2012 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $15,215,114 for the six months ended April 30, 2011 to $15,572,504 for the six months ended April 30, 2012 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust, but partially offset by a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to an increase in the Closing Spot Rate, as set forth in the chart above, but partially offset by a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee increased from $721,621 for the three months ended April 30, 2011 to $727,638 for the three months ended April 30, 2012. Due primarily to an increase in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee increased from $1,415,450 for the six months ended April 30, 2011 to $1,552,576 for the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2012 was $6,514,580 due to interest income of $7,242,218 exceeding the Sponsor’s fee of $727,638. The Trust’s net income for the six months ended April 30, 2012 was $14,019,928 due to interest income of $15,572,504 exceeding the Sponsor’s fee of $1,552,576.

Cash dividends per Share increased from $0.96 for the three months ended April 30, 2011 to $0.97 per Share for the three months ended April 30, 2012, and cash dividends per Share increased from $1.91 for the six months ended April 30, 2011 to $1.96 per Share for the six months ended April 30, 2012. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2012, 35 Baskets (1,750,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2012 – 02/29/2012	100,000	$107.87
03/01/2012 – 03/31/2012	1,300,000	$106.47
04/01/2012 – 04/30/2012	350,000	$103.33

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York and Rydex Specialized Products LLC (together with the Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K)

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares® Australian Dollar Trust

Date: June 11, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)