Form 10-Q
period 2012-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2012-09-10
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2012, the three months ended July 31, 2011, the nine months ended July 31, 2012 and the nine months ended July 31, 2011	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the nine months ended July 31, 2012 and the nine months ended July 31, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$589,316,120	$859,369,944
Australian Dollar deposits, non-interest bearing	—	123,848
Subscriptions receivable	26,372,793	—
Receivable from accrued interest	1,705,883	3,148,620

Total Current Assets	$617,394,796	$862,642,412

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interest bearing, overdrawn	$62,880	$—
Accrued Sponsor’s fee	208,567	280,550

Total Current Liabilities	271,447	280,550

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 33,500,000 and 28,500,000 authorized, respectively – 5,850,000 and 8,100,000 issued and outstanding, respectively	617,123,349	862,361,862
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$617,394,796	$862,642,412

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Income
Interest Income	$5,300,777	$9,303,096	$20,873,281	$24,518,210

Total Income	5,300,777	9,303,096	20,873,281	24,518,210

Expenses
Sponsor’s fee	(617,609)	(853,445)	(2,170,186)	(2,268,895)

Total Expenses	(617,609)	(853,445)	(2,170,186)	(2,268,895)

Net Income	$4,683,168	$8,449,651	$18,703,095	$22,249,315

Other Comprehensive Income:

Currency translation adjustment	204,596	232,004	430,690	722,158

Total Comprehensive Income	$4,887,764	$8,681,655	$19,133,785	$22,971,473

Basic and Diluted Earnings per Share	$0.78	$1.07	$2.67	$3.02
Weighted-average Shares Outstanding	6,033,152	7,893,478	6,997,810	7,359,341
Cash Dividends per Share	$0.83	$1.06	$2.82	$2.98

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	18,703,095	30,565,349
Distributions Paid	(19,675,419)	(30,011,685)
Adjustment of redeemable capital shares to redemption value	972,324	(553,664)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	430,690	967,891
Adjustment of redeemable capital shares to redemption value	(430,690)	(967,891)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Cash flows from operating activities
Cash received for accrued income	$22,230,255	$23,736,476
Cash paid for expenses	(2,237,103)	(2,217,115)

Net cash provided by operating activities	19,993,152	21,519,361

Cash flows from financing activities
Cash received to purchase redeemable shares	339,562,472	454,014,422
Cash paid to redeem redeemable shares	(596,961,561)	(335,362,104)
Cash paid for distributions	(19,675,419)	(21,849,116)

Net cash (used in)/provided by financing activities	(277,074,508)	96,803,202

Adjustment to period cash flows due to currency movement	(13,159,196)	87,751,708

(Decrease)/Increase in cash	(270,240,552)	206,074,271
Cash at beginning of period	859,493,792	661,675,025

Cash at end of period	$589,253,240	$867,749,296

Reconciliation of net income to net cash provided by operating activities

Net Income	$18,703,095	$22,249,315
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(1,705,883)	(3,262,092)
Prior period receivable from accrued interest	3,148,620	2,210,983
Currency translation adjustment	(80,697)	243,544
Accrued sponsor fee	208,567	298,336
Prior period accrued sponsor fee	(280,550)	(220,725)

Net cash provided by operating activities	$19,993,152	$21,519,361

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.25549 per share with an ex-dividend date of August 1, 2012 was paid on August 8, 2012.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2012, there were Australian Dollar principal deposits of 355,000,000 and Australian Dollar principal redemptions of 580,000,000, resulting in an ending Australian Dollar principal balance of 585,000,000. This equates to 615,624,875 USD (which includes USD subscriptions receivable). For the year ended October 31, 2011, there were Australian Dollar principal deposits of 725,000,000 and Australian Dollar principal redemptions of 590,000,000, resulting in an ending Australian Dollar principal balance of 810,000,000. This equates to 859,369,944 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	8,100,000	$862,361,862	6,750,000	$663,665,283
Shares issued	3,550,000	365,315,395	7,250,000	748,290,041
Shares redeemed	(5,800,000)	(596,961,561)	(5,900,000)	(609,007,896)

Adjustment to period Shares due to currency movement and other	—	(13,592,347)	—	59,414,434

Ending balance	5,850,000	$617,123,349	8,100,000	$862,361,862

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 3.14%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/2/2012	$0.25410	$102.77	0.25%	3.02%
6/1/2012	$0.26325	$97.26	0.27%	3.20%
5/1/2012	$0.30628	$104.41	0.29%	3.58%

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

Results of Operations

As of October 31, 2011, the number of Australian Dollars owned by the Trust was 810,000,000, resulting in a redeemable capital share value of $862,361,862. During the nine months ended July 31, 2012, an additional 3,550,000 Shares were created in exchange for 355,000,000 Australian Dollars and 5,800,000 Shares were redeemed in exchange for 580,000,000 Australian Dollars. As of July 31, 2012, the number of Australian Dollars owned by the Trust was 585,000,000, resulting in a redeemable capital Share value of $617,123,349.

A decrease in the Trust’s redeemable capital Share value from $862,361,862 at October 31, 2011 to $617,123,349 at July 31, 2012 was primarily the result of a decrease in the number of Shares outstanding from 8,100,000 at October 31, 2011 to 5,850,000 at July 31, 2012 coupled with a decrease in the Closing Spot Rate from 1.0610 at October 31, 2011 to 1.0524 at July 31, 2012.

Interest income decreased from $9,303,096 for the three months ended July 31, 2011 to $5,300,777 for the three months ended July 31, 2012 and decreased from $24,518,210 for the nine months ended July 31, 2011 to $20,873,281 for the nine months ended July 31, 2012 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $853,445 for the three months ended July 31, 2011 to $617,609 for the three months ended July 31, 2012 and decreased from $2,268,895 for the nine months ended July 31, 2011 to $2,170,186 for the nine months ended July 31, 2012. The only expense of the Trust during the three months and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2012 was $4,683,168 due to interest income of $5,300,777 exceeding the Sponsor’s fee of $617,609. The Trust’s net income for the nine months ended July 31, 2012 was $18,703,095 due to interest income of $20,873,281 exceeding the Sponsor’s fee of $2,170,186.

Cash dividends per Share decreased from $1.06 for the three months ended July 31, 2011 to $0.83 per Share for the three months ended July 31, 2012, and cash dividends per Share decreased from $2.98 for the nine months ended July 31, 2011 to $2.82 per Share for the nine months ended July 31, 2012. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2012, 37 Baskets (1,850,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2012 – 05/31/2012	250,000	$97.39
06/01/2012 – 06/30/2012	1,150,000	$100.62
07/01/2012 – 07/31/2012	450,000	$102.55

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

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST
By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: September 10, 2012	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)