Form 10-K
period 2012-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2012-12-21
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 6,250,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2012 as reported by NYSE Arca on that date: $653,250,000.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Guggenheim Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC as of March 30, 2012.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $2,781,546 for the fiscal year ended October 31, 2012.

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

The Shares are designed to reflect the price of the Australian Dollar, plus accumulated interest, less the Trust’s expenses. Several factors may affect the price of the Australian Dollar, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

If interest earned by the Trust does not exceed expenses from the Trust to pay expenses, the Trustee will withdraw Australian Dollars from the Trust to pay these excess expenses which will reduce the amount of Australian Dollars represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Australian Dollars held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Australian Dollars from the Trust to pay these excess expenses. As a result, the amount of Australian Dollars represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of Australian Dollars into the Trust, as the amount of Australian Dollars required to create Shares will proportionately reflect the amount of Australian Dollars represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of Australian Dollars increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

If the Trust incurs expenses in USD, the Trust would be required to sell Australian Dollars to pay these expenses. The sale of the Trust’s Australian Dollars to pay expenses in USD at a time of low Australian Dollars prices could adversely affect the value of the Shares.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. If directed by the Sponsor, the Trustee must terminate the Depository. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

The Bank of New York Mellon and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of The Bank of New York Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

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

Item 4. (Removed and Reserved)

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2012 and October 31, 2011:

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$106.92	$97.17
April 30, 2012	$108.10	$102.63
July 31, 2012	$105.32	$96.89
October 31, 2012	$105.87	$101.74

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$102.66	$96.20
April 30, 2011	$110.02	$98.32
July 31, 2011	$110.48	$104.70
October 31, 2011	$109.68	$95.47

The number of record holders of Shares of the registrant as of November 30, 2012 was approximately 121.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	250,000	$104.02
September	350,000	$104.64
October	150,000	$103.81

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended		Fiscal Year Ended
October 31, 2012		October 31, 2011
November 1, 2011	$0.36657	November 1, 2010	$0.30051
December 1, 2011	$0.31825	December 1, 2010	$0.30528
January 2, 2012	$0.31233	January 3, 2011	$0.34856
February 1, 2012	$0.31769	February 1, 2011	$0.32910
March 1, 2012	$0.30401	March 1, 2011	$0.30067
April 2, 2012	$0.31561	April 1, 2011	$0.34145
May 1, 2012	$0.30628	May 2, 2011	$0.35338
June 1, 2012	$0.26325	June 1, 2011	$0.36110
July 2, 2012	$0.25410	July 1, 2011	$0.34660
August 1, 2012	$0.25549	August 1, 2011	$0.37142
September 3, 2012	$0.24320	September 1, 2011	$0.36324
October 1, 2012	$0.23941	October 3, 2011	$0.31359

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009 and October 31, 2008.

	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008
Income
Interest income	$25,573,695	$33,664,337	$24,143,782	$11,542,447	$22,879,525

Total Income	25,573,695	33,664,337	24,143,782	11,542,447	22,879,525

Expenses
Sponsor’s fee	(2,781,546)	(3,098,988)	(2,637,516)	(1,670,337)	(1,424,534)

Total Expenses	(2,781,546)	(3,098,988)	(2,637,516)	(1,670,337)	(1,424,534)
Net Income	$22,792,149	$30,565,349	$21,506,266	$9,872,110	$21,454,991
Other Comprehensive Income (Loss):
Currency translation adjustment	421,050	967,891	479,267	305,357	(820,418)

Total Comprehensive Income	$23,213,199	$31,533,240	$21,985,533	$10,177,467	$20,634,573

Basic and Diluted Earnings per Share	$3.40	$4.07	$2.97	$1.80	$5.39
Weighted-average Shares Outstanding	6,701,776	7,503,973	7,253,014	5,471,507	3,981,831
Cash Dividends per Share	$3.57	$4.01	$2.87	$1.87	$5.28

As of October 31, 2012, total assets were $587,298,836, and for the fiscal year ended October 31, 2012, net cash flows were $(273,631,984).

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2012 was an annual nominal rate of 2.74%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/1/2012	$0.23941	$104.23	0.23%	2.80%
9/4/2012	$0.24320	$103.61	0.23%	2.77%
8/1/2012	$0.25549	$105.49	0.24%	2.86%

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

Results of Operations

As of October 31, 2010, the number of Australian Dollars owned by the Trust was 675,000,000, resulting in a redeemable capital share value of $663,665,283. During the year ended October 31, 2011, an additional 7,250,000 shares were created in exchange for 725,000,000 Australian Dollars and 5,900,000 shares were redeemed in exchange for 590,000,000 Australian Dollars. As of October 31, 2011, the number of Australian Dollars owned by the Trust was 810,000,000, resulting in a redeemable capital share value of $862,361,862. During the year ended October 31, 2012, an additional 4,100,000 shares were created in exchange for 410,000,000 Australian Dollars and 6,550,000 shares were redeemed in exchange for 655,000,000 Australian Dollars. As of October 31, 2012, the number of Australian Dollars owned by the Trust was 565,000,000, resulting in a redeemable capital share value of $587,082,954.

A reduction in the Trust’s redeemable capital share value from $862,361,862 at October 31, 2011 to $587,082,954 at October 31, 2012, was primarily the result of a decrease in the number of shares outstanding from 8,100,000 at October 31, 2011 to 5,650,000 at October 31, 2012, and a decrease in the Closing Spot Rate from 1.0610 at October 31, 2011 to 1.0370 at October 31, 2012. An increase in the Trust’s redeemable capital share value from $663,665,283 at October 31, 2010 to $862,361,862 at October 31, 2011, was primarily the result of an increase in the number of shares outstanding from 6,750,000 at October 31, 2010 to 8,100,000 at October 31, 2011, and an increase in the Closing Spot Rate from 0.9802 at October 31, 2010 to 1.0610 at October 31, 2011.

Interest income decreased from $33,664,337 for the year ended October 31, 2011 to $25,573,695 for the year ended October 31, 2012 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $24,143,782 for the year ended October 31, 2010 to $33,664,337 for the year ended October 31, 2011 attributable primarily to an increase in the weighted-average Australian Dollars in the Trust and a rise in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $3,098,988 for the year ended October 31, 2011 to $2,781,546 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Australian Dollars in the Trust and an increase in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee increased from $2,637,516 for the year ended October 31, 2010 to $3,098,988 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2012 was $22,792,149 due to interest income of $25,573,695 exceeding the Sponsor’s fee of $2,781,546. The Trust’s net income for the year ended October 31, 2011 was $30,565,349, due to interest income of $33,664,337 exceeding the Sponsor’s fee of $3,098,988. The Trust’s net income for the year ended October 31, 2010 was $21,506,266, due to interest income of $24,143,782 exceeding the Sponsor’s fee of $2,637,516.

Cash dividends per Share decreased from $4.01 for the year ended October 31, 2011 to $3.57 per Share for the year ended October 31, 2012. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share increased from $2.87 for the year ended October 31, 2010 to $4.01 per Share for the year ended October 31, 2011. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2012.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 49, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 46, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 42, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2012 and October 31, 2011:

	2012	2011
Audit Fees	$23,867	$28,000
Audit-related fees	2,000	0
Tax fees	0	0
All other Fees	0	0

	$25,867	$28,000

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement, dated as of March 25, 2010 among Knight Clearing Services, LLC, the Bank of New York and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust at October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Australian Dollar Trust’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA December 21, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited CurrencyShares® Australian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Australian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012 of CurrencyShares® Australian Dollar Trust and our report dated December 21, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA December 21, 2012

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2012	October 31, 2011
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$585,876,539	$859,369,944
Australian Dollar deposits, non-interest bearing	—	123,848
Receivable from accrued interest	1,422,297	3,148,620

Total Current Assets	$587,298,836	$862,642,412

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interesting bearing, overdrawn	$14,731	$—
Accrued Sponsor’s fee	201,151	280,550

Total Current Liabilities	215,882	280,550

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 33,500,000 and 28,500,000 authorized, respectively – 5,650,000 and 8,100,000 issued and outstanding, respectively	587,082,954	862,361,862
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$587,298,836	$862,642,412

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010
Income
Interest Income	$25,573,695	$33,664,337	$24,143,782

Total Income	25,573,695	33,664,337	24,143,782

Expenses
Sponsor’s fee	(2,781,546)	(3,098,988)	(2,637,516)

Total Expenses	(2,781,546)	(3,098,988)	(2,637,516)

Net Income	$22,792,149	$30,565,349	$21,506,266

Other Comprehensive Income:

Currency translation adjustment	421,050	967,891	479,267

Total Comprehensive Income	$23,213,199	$31,533,240	$21,985,533

Basic and Diluted Earnings per Share	$3.40	$4.07	$2.97
Weighted-average Shares Outstanding	6,701,776	7,503,973	7,253,014
Cash Dividends per Share	$3.57	$4.01	$2.87

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	22,792,149	30,565,349	21,506,266
Distributions Paid	(23,954,507)	(30,011,685)	(20,831,349)

Adjustment of redeemable capital shares to redemption value	1,162,358	(553,664)	(674,917)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	421,050	967,891	479,267

Adjustment of redeemable capital shares to redemption value	(421,050)	(967,891)	(479,267)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010
Cash flows from operating activities
Cash received for accrued income	$27,212,810	$32,885,342	$23,645,519
Cash paid for expenses	(2,854,155)	(3,054,668)	(2,662,853)

Net cash provided by operating activities	24,358,655	29,830,674	20,982,666

Cash flows from financing activities
Cash received to purchase redeemable shares	423,131,548	748,290,041	294,995,478
Cash paid to redeem redeemable shares	(676,167,642)	(609,007,896)	(431,197,241)
Cash paid for distributions	(23,954,507)	(30,011,685)	(20,831,349)

Net cash (used in) / provided by financing activities	(276,990,601)	109,270,460	(157,033,112)

Adjustment to period cash flows due to currency movement	(21,000,038)	58,717,633	52,113,166

(Decrease)/Increase in cash	(273,631,984)	197,818,767	(83,937,280)
Cash at beginning of year	859,493,792	661,675,025	745,612,305

Cash at end of year	$585,861,808	$859,493,792	$661,675,025

Reconciliation of net income to net cash provided by operating activities

Net Income	$22,792,149	$30,565,349	$21,506,266
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(1,422,297)	(3,148,620)	(2,210,983)
Prior period receivable from accrued interest	3,148,620	2,210,983	1,533,470
Currency translation adjustment	(80,418)	143,137	161,484
Accrued sponsor fee	201,151	280,550	220,725
Prior period accrued sponsor fee	(280,550)	(220,725)	(228,296)

Net cash provided by operating activities	$24,358,655	$29,830,674	$20,982,666

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

1. Organization and Description of the Trust

The CurrencyShares® Australian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 Australian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.21338 per share with an ex-dividend date of November 1, 2012 was paid on November 8, 2012.

3. Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2012, there were Australian Dollar principal deposits of 410,000,000 and Australian Dollar principal redemptions of 655,000,000, resulting in an ending Australian Dollar principal balance of 565,000,000. This equates to 585,876,539 USD For the year ended October 31, 2011, there were Australian Dollar principal deposits of 725,000,000 and Australian Dollar principal redemptions of 590,000,000, resulting in an ending Australian Dollar principal balance of 810,000,000. This equates to 859,369,944 USD. For the year ended October 31, 2010, there were Australian Dollar principal deposits of 325,000,000 and Australian Dollar principal redemptions of 475,000,000, resulting in an ending Australian Dollar principal balance of 675,000,000. This equates to 661,634,974 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2012		October 31, 2011		October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	8,100,000	$862,361,862	6,750,000	$663,665,283	8,250,000	$746,917,479
Shares issued	4,100,000	423,131,548	7,250,000	748,290,041	3,250,000	294,995,478
Shares redeemed	(6,550,000)	(676,167,642)	(5,900,000)	(609,007,896)	(4,750,000)	(431,197,241)
Adjustment to period Shares due to currency movement and other	—	(22,242,814)	—	59,414,434	—	52,949,567

Ending balance	5,650,000	$587,082,954	8,100,000	$862,361,862	6,750,000	$663,665,283

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$4,700,414	$5,300,777	$7,242,218	$8,330,286

Total Income	4,700,414	5,300,777	7,242,218	8,330,286

Expenses
Sponsor’s fee	(611,361)	(617,609)	(727,638)	(824,938)

Total Expenses	(611,361)	(617,609)	(727,638)	(824,938)
Net Income	$4,089,053	$4,683,168	$6,514,580	$7,505,348
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(9,640)	204,596	(80,044)	306,138

Total Comprehensive Income	$4,079,413	$4,887,764	$6,434,536	$7,811,486

Basic and Diluted Earnings per Share	$0.70	$0.78	$0.94	$0.94

Weighted-average Shares Outstanding	5,820,109	6,033,152	6,966,111	7,993,478
Cash Dividends per Share	$0.73	$0.83	$0.97	$0.99

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$9,146,127	$9,303,096	$7,722,984	$7,492,130

Total Income	9,146,127	9,303,096	7,722,984	7,492,130

Expenses
Sponsor’s fee	(830,093)	(853,445)	(721,621)	(693,829)

Total Expenses	(830,093)	(853,445)	(721,621)	(693,829)
Net Income	$8,316,034	$8,449,651	$7,001,363	$6,798,301
Other Comprehensive (Loss)/Income:
Currency translation adjustment	245,733	232,004	462,088	28,066

Total Comprehensive Income	$8,561,767	$8,681,655	$7,463,451	$6,826,367

Basic and Diluted Earnings per Share	$1.05	$1.07	$0.97	$0.98
Weighted-average Shares Outstanding	7,933,152	7,893,478	7,220,225	6,959,783
Cash Dividends per Share	$1.03	$1.06	$0.96	$0.95

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 21, 2012.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

	By:	/S/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	December 21, 2012

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	December 21, 2012

/s/ MICHAEL BYRUM Michael Byrum	Director	December 21, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.