Form 10-Q
period 2013-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2013-03-08
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	January 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$610,184,130	$585,876,539
Australian Dollar deposits, non-interest bearing	13,345	—
Receivable from accrued interest	1,337,563	1,422,297

Total Current Assets	$611,535,038	$587,298,836

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interesting bearing, overdrawn	$—	$14,731
Accrued Sponsor’s fee	204,993	201,151

Total Current Liabilities	204,993	215,882
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 33,500,000 authorized – 5,850,000 and 5,650,000 issued and outstanding, respectively	611,330,045	587,082,954
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$611,535,038	$587,298,836

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012
Income
Interest Income	$4,030,773	$8,330,286

Total Income	4,030,773	8,330,286
Expenses
Sponsor’s fee	(604,279)	(824,938)

Total Expenses	(604,279)	(824,938)
Net Income	$3,426,494	$7,505,348

Basic and Diluted Earnings per Share	$0.60	$0.94
Weighted-average Shares Outstanding	5,757,609	7,993,478
Cash Dividends per Share	$0.61	$0.99
Other Comprehensive Income/(Loss):
Currency translation adjustment	(6,067)	306,138

Total Comprehensive Income	$3,420,427	$7,811,486

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended
	January 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	3,426,494	22,792,149
Distributions Paid	(3,496,505)	(23,954,507)
Adjustment of redeemable capital shares to redemption value	70,011	1,162,358

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(6,067)	421,050
Adjustment of redeemable capital shares to redemption value	6,067	(421,050)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	January 31, 2013	January 31, 2012
Cash flows from operating activities
Cash received for accrued income	$4,124,039	$8,826,886
Cash paid for expenses	(601,615)	(836,718)

Net cash provided by operating activities	3,522,424	7,990,168
Cash flows from financing activities
Cash received to purchase redeemable shares	172,552,198	163,614,092
Cash paid to redeem redeemable shares	(151,651,904)	(225,037,437)
Cash paid for distributions	(3,496,505)	(7,935,976)

Net cash provided by/(used in) financing activities	17,403,789	(69,359,321)
Adjustment to period cash flows due to currency movement	3,409,454	(1,045,383)

Increase/(Decrease) in cash	24,335,667	(62,414,536)
Cash at beginning of period	585,861,808	859,493,792

Cash at end of period	$610,197,475	$797,079,256

Reconciliation of net income to net cash provided by operating activities
Net Income	$3,426,494	$7,505,348
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(1,337,563)	(2,637,104)
Prior period receivable from accrued interest	1,422,297	3,148,620
Currency translation adjustment	7,354	(14,911)
Accrued sponsor fee	204,993	268,765
Prior period accrued sponsor fee	(201,151)	(280,550)

Net cash provided by operating activities	$3,522,424	$7,990,168

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on December 21, 2012.

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Australian Dollar deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Australian Dollar exchange rate as determined by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Australian Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Australian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.19560 per share with an ex-dividend date of February 1, 2013 was paid on February 8, 2013.

3. Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2013, there were Australian Dollar principal deposits of 165,000,000 and Australian Dollar principal redemptions of 145,000,000, resulting in an ending Australian Dollar principal balance of 585,000,000. This equates to 610,184,130 USD. For the year ended October 31, 2012, there were Australian Dollar principal deposits of 410,000,000 and Australian Dollar principal redemptions of 655,000,000, resulting in an ending Australian Dollar principal balance of 565,000,000. This equates to 585,876,539 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,650,000	$587,082,954	8,100,000	$862,361,862
Shares issued	1,650,000	172,552,198	4,100,000	423,131,548
Shares redeemed	(1,450,000)	(151,651,904)	(6,550,000)	(676,167,642)
Adjustment to period Shares due to currency movement and other	—	3,346,797	—	(22,242,814)

Ending balance	5,850,000	$611,330,045	5,650,000	$587,082,954

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

9. Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information is presented, but did not have any other impact on the financial statements.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Australian Dollar/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Australian Dollar/USD as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 2.64%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/2/2013	$0.19504	$104.02	0.19%	2.21%
12/3/2012	$0.20500	$104.54	0.20%	2.39%
11/1/2012	$0.21338	$103.91	0.21%	2.42%

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

Results of Operations

As of October 31, 2012, the number of Australian Dollars owned by the Trust was 565,000,000, resulting in a redeemable capital share value of $587,082,954. During the three months ended January 31, 2013, an additional 1,650,000 Shares were created in exchange for 165,000,000 Australian Dollars and 1,450,000 Shares were redeemed in exchange for 145,000,000 Australian Dollars. As of January 31, 2013, the number of Australian Dollars owned by the Trust was 585,000,000, resulting in a redeemable capital Share value of $611,330,045.

An increase in the Trust’s redeemable capital Share value from $587,082,954 at October 31, 2012 to $611,330,045 at January 31, 2013 was primarily the result of an increase in the number of Shares outstanding from 5,650,000 at October 31, 2012 to 5,850,000 at January 31, 2013 coupled with an increase in the Closing Spot Rate from 1.0370 at October 31, 2012 to 1.0431 at January 31, 2013.

Interest income decreased from $8,330,286 for the three months ended January 31, 2012 to $4,030,773 for the three months ended January 31, 2013 attributable primarily to an decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $824,938 for the three months ended January 31, 2012 to $604,279 for the three months ended January 31, 2013. The only expense of the Trust during the three months ended January 31, 2013 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2013 was $3,426,494 due to interest income of $4,030,773 exceeding the Sponsor’s fee of $604,279.

Cash dividends per Share decreased from $0.99 for the three months ended January 31, 2012 to $0.61 per Share for the three months ended January 31, 2013. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2013, 29 Baskets (1,450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2012 – 11/30/2012	—	$—
12/01/2012 – 12/31/2012	300,000	$105.56
01/01/2013 – 01/31/2013	1,150,000	$105.56

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

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: March 8, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)