Form 10-Q
period 2013-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2013-06-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$555,356,596	$585,876,539
Receivable from accrued interest	1,178,685	1,422,297

Total Current Assets	$556,535,281	$587,298,836

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interesting bearing, overdrawn	$18,473	$14,731
Accrued Sponsor’s fee	186,278	201,151

Total Current Liabilities	204,751	215,882

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 and 33,500,000 authorized, respectively – 5,350,000 and 5,650,000 issued and outstanding, respectively	556,330,530	587,082,954
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$556,535,281	$587,298,836

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Six months	Six months
	ended April 30, 2013	ended April 30, 2012	ended April 30, 2013	ended April 30, 2012
Income
Interest Income	$3,658,002	$7,242,218	$7,688,775	$15,572,504

Total Income	3,658,002	7,242,218	7,688,775	15,572,504

Expenses
Sponsor’s fee	(571,793)	(727,638)	(1,176,071)	(1,552,576)

Total Expenses	(571,793)	(727,638)	(1,176,071)	(1,552,576)

Net Income	$3,086,209	$6,514,580	$6,512,704	$14,019,928

Basic and Diluted Earnings per Share	$0.55	$0.94	$1.14	$1.87
Weighted-average Shares Outstanding	5,624,719	6,966,111	5,692,265	7,485,440
Cash Dividends per Share	$0.56	$0.97	$1.17	$1.96

Other Comprehensive Income/(Loss):

Currency translation adjustment	9,992	(80,044)	3,924	226,094

Total Comprehensive Income	$3,096,201	$6,434,536	$6,516,628	$14,246,022

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended
	April 30, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	6,512,704	22,792,149
Distributions Paid	(6,666,969)	(23,954,507)
Adjustment of redeemable capital shares to redemption value	154,265	1,162,358

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	3,924	421,050
Adjustment of redeemable capital shares to redemption value	(3,924)	(421,050)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	April 30, 2013	April 30, 2012
Cash flows from operating activities
Cash received for accrued income	$7,933,429	$16,521,217
Cash paid for expenses	(1,191,167)	(1,612,726)

Net cash provided by operating activities	6,742,262	14,908,491

Cash flows from financing activities
Cash received to purchase redeemable shares	208,140,001	218,156,167
Cash paid to redeem redeemable shares	(239,416,028)	(405,203,772)
Cash paid for distributions	(6,666,969)	(14,725,429)

Net cash used in financing activities	(37,942,996)	(201,773,034)

Adjustment to period cash flows due to currency movement	677,049	(16,779,467)

Decrease in cash	(30,523,685)	(203,644,010)
Cash at beginning of period	585,861,808	859,493,792

Cash at end of period	$555,338,123	$655,849,782

Reconciliation of net income to net cash provided by operating activities

Net Income	$6,512,704	$14,019,928
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(1,178,685)	(2,156,491)
Prior period receivable from accrued interest	1,422,297	3,148,620
Currency translation adjustment	819	(39,657)
Accrued sponsor fee	186,278	216,641
Prior period accrued sponsor fee	(201,151)	(280,550)

Net cash provided by operating activities	$6,742,262	$14,908,491

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-

rata portion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.18159 per share with an ex-dividend date of May 1, 2013 was paid on May 8, 2013.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2013, there were Australian Dollar principal deposits of 200,000,000 and Australian Dollar principal redemptions of 230,000,000, resulting in an ending Australian Dollar principal balance of 535,000,000. This equates to 555,356,596 USD. For the year ended October 31, 2012, there were Australian Dollar principal deposits of 410,000,000 and Australian Dollar principal redemptions of 655,000,000, resulting in an ending Australian Dollar principal balance of 565,000,000. This equates to 585,876,539 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,650,000	$587,082,954	8,100,000	$862,361,862
Shares issued	2,000,000	208,140,001	4,100,000	423,131,548
Shares redeemed	(2,300,000)	(239,416,028)	(6,550,000)	(676,167,642)
Adjustment to period Shares due to currency movement and other	—	523,603	—	(22,242,814)

Ending balance	5,350,000	$556,330,530	5,650,000	$587,082,954

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

NAV per Share; Valuation of the Australian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Australian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 2.57%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2013	$ 0.18743	$104.44	0.18%	2.11%
3/1/2013	$ 0.17460	$102.55	0.17%	2.22%
2/1/2013	$ 0.19560	$104.50	0.19%	2.20%

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

Results of Operations

As of October 31, 2012, the number of Australian Dollars owned by the Trust was 565,000,000, resulting in a redeemable capital share value of $587,082,954. During the six months ended April 30, 2013, an additional 2,000,000 Shares were created in exchange for 200,000,000 Australian Dollars and 2,300,000 Shares were redeemed in exchange for 230,000,000 Australian Dollars. As of April 30, 2013, the number of Australian Dollars owned by the Trust was 535,000,000, resulting in a redeemable capital Share value of $556,330,530.

An decrease in the Trust’s redeemable capital Share value from $587,082,954 at October 31, 2012 to $556,330,530 at April 30, 2013 was primarily the result of an decrease in the number of Shares outstanding from 5,650,000 at October 31, 2012 to 5,350,000 at April 30, 2013. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.0370 at October 31, 2012 to 1.0381 at April 30, 2013.

Interest income decreased from $7,242,218 for the three months ended April 30, 2012 to $3,658,002 for the three months ended April 30, 2013, and decreased from $15,572,504 for the six months ended April 30, 2012 to $7,688,775 for the six months ended April 30, 2013, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $727,638 for the three months ended April 30, 2012 to $571,793 for the three months ended April 30, 2013, and decreased from $1,552,576 for the six months ended April 30, 2012 to $1,176,071 for the six months ended April 30, 2013. The only expense of the Trust during the three months and six months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2013 was $3,086,209 due to interest income of $3,658,002 exceeding the Sponsor’s fee of $571,793. The Trust’s net income for the six months ended April 30, 2013 was $6,512,704 due to interest income of $7,688,775 exceeding the Sponsor’s fee of $1,176,071.

Cash dividends per Share decreased from $0.97 for the three months ended April 30, 2012 to $0.56 per Share for the three months ended April 30, 2013, and cash dividends per Share decreased from $1.96 for the six months ended April 30, 2012 to $1.17 per Share for the six months ended April 30, 2013. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2013, 17 Baskets (850,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	100,000	$102.94
03/01/2013 – 03/31/2013	400,000	$104.13
04/01/2013 – 04/30/2013	350,000	$103.93

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: June 7, 2013	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)