Form 10-Q
period 2013-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2013-09-06
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2013
	(Unaudited)	October 31, 2012
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$376,929,069	$585,876,539
Receivable from accrued interest	777,037	1,422,297

Total Current Assets	$377,706,106	$587,298,836

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interesting bearing, overdrawn	$18,924	$14,731
Accrued Sponsor’s fee	132,002	201,151

Total Current Liabilities	150,926	215,882
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,500,000 and 33,500,000 authorized, respectively – 4,200,000 and 5,650,000 issued and outstanding, respectively	377,555,180	587,082,954
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$377,706,106	$587,298,836

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended July 31, 2013	ended July 31, 2012	ended July 31, 2013	ended July 31, 2012
Income
Interest Income	$2,736,966	$5,300,777	$10,425,742	$20,873,281

Total Income	2,736,966	5,300,777	10,425,742	20,873,281
Expenses
Sponsor’s fee	(459,344)	(617,609)	(1,635,416)	(2,170,186)

Total Expenses	(459,344)	(617,609)	(1,635,416)	(2,170,186)
Net Income	$2,277,622	$4,683,168	$8,790,326	$18,703,095

Basic and Diluted Earnings per Share	$0.48	$0.78	$1.64	$2.67
Weighted-average Shares Outstanding	4,733,152	6,033,152	5,369,048	6,997,810
Cash Dividends per Share	$0.51	$0.83	$1.69	$2.82
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(125,308)	204,596	(121,384)	430,690

Total Comprehensive Income	$2,152,314	$4,887,764	$8,668,942	$19,133,785

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended
	July 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	8,790,326	22,792,149
Distributions Paid	(9,045,887)	(23,954,507)
Adjustment of redeemable capital shares to redemption value	255,561	1,162,358

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(121,384)	421,050
Adjustment of redeemable capital shares to redemption value	121,384	(421,050)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	July 31, 2013	July 31, 2012
Cash flows from operating activities
Cash received for accrued income	$10,883,027	$22,230,255
Cash paid for expenses	(1,677,285)	(2,237,103)

Net cash provided by operating activities	9,205,742	19,993,152
Cash flows from financing activities
Cash received to purchase redeemable shares	363,825,046	339,562,472
Cash paid to redeem redeemable shares	(510,369,347)	(596,961,561)
Cash paid for distributions	(9,045,887)	(19,675,419)

Net cash used in financing activities	(155,590,188)	(277,074,508)
Adjustment to period cash flows due to currency movement	(62,567,217)	(13,159,196)

Decrease in cash	(208,951,663)	(270,240,552)
Cash at beginning of period	585,861,808	859,493,792

Cash at end of period	$376,910,145	$589,253,240

Reconciliation of net income to net cash provided by operating activities
Net Income	$8,790,326	$18,703,095
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(777,037)	(1,705,883)
Prior period receivable from accrued interest	1,422,297	3,148,620
Currency translation adjustment	(160,695)	(80,697)
Accrued sponsor fee	132,002	208,567
Prior period accrued sponsor fee	(201,151)	(280,550)

Net cash provided by operating activities	$9,205,742	$19,993,152

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.14912 per share with an ex-dividend date of August 1, 2013 was paid on August 8, 2013.

3. Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2013, there were Australian Dollar principal deposits of 360,000,000 and Australian Dollar principal redemptions of 505,000,000, resulting in an ending Australian Dollar principal balance of 420,000,000. This equates to 376,929,069 USD. For the year ended October 31, 2012, there were Australian Dollar principal deposits of 410,000,000 and Australian Dollar principal redemptions of 655,000,000, resulting in an ending Australian Dollar principal balance of 565,000,000. This equates to 585,876,539 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,650,000	$587,082,954	8,100,000	$862,361,862
Shares issued	3,600,000	363,825,046	4,100,000	423,131,548
Shares redeemed	(5,050,000)	(510,369,347)	(6,550,000)	(676,167,642)
Adjustment to period Shares due to currency movement and other	—	(62,983,473)	—	(22,242,814)

Ending balance	4,200,000	$377,555,180	5,650,000	$587,082,954

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 2.31%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2013	$0.15011	$91.69	0.16%	1.99%
6/3/2013	$0.16191	$96.05	0.17%	1.98%
5/1/2013	$0.18159	$103.99	0.17%	2.12%

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

Results of Operations

As of October 31, 2012, the number of Australian Dollars owned by the Trust was 565,000,000, resulting in a redeemable capital share value of $587,082,954. During the nine months ended July 31, 2013, an additional 3,600,000 Shares were created in exchange for 360,000,000 Australian Dollars and 5,050,000 Shares were redeemed in exchange for 505,000,000 Australian Dollars. As of July 31, 2013, the number of Australian Dollars owned by the Trust was 420,000,000, resulting in a redeemable capital Share value of $377,555,180.

A decrease in the Trust’s redeemable capital Share value from $587,082,954 at October 31, 2012 to $377,555,180 at July 31, 2013 was primarily the result of a decrease in the number of Shares outstanding from 5,650,000 at October 31, 2012 to 4,200,000 at July 31, 2013 coupled with a decrease in the Closing Spot Rate from 1.0370 at October 31, 2012 to 0.8975 at July 31, 2013.

Interest income decreased from $5,300,777 for the three months ended July 31, 2012 to $2,736,966 for the three months ended July 31, 2013, and decreased from $20,873,281 for the nine months ended July 31, 2012 to $10,425,742 for the nine months ended July 31, 2013, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $617,609 for the three months ended July 31, 2012 to $459,344 for the three months ended July 31, 2013, and decreased from $2,170,186 for the nine months ended July 31, 2012 to $1,635,416 for the nine months ended July 31, 2013. The only expense of the Trust during the three and nine months ended July 31, 2013 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2013 was $2,277,622 due to interest income of $2,736,966 exceeding the Sponsor’s fee of $459,344. The Trust’s net income for the nine months ended July 31, 2013 was $8,790,326 due to interest income of $10,425,742 exceeding the Sponsor’s fee of $1,635,416.

Cash dividends per Share decreased from $0.83 for the three months ended July 31, 2012 to $0.51 per Share for the three months ended July 31, 2013, and cash dividends per Share decreased from $2.82 for the nine months ended July 31, 2012 to $1.69 per Share for the nine months ended July 31, 2013. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2013, 55 Baskets (2,750,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2013 – 05/31/2013	350,000	$98.21
06/01/2013 – 06/30/2013	1,900,000	$93.57
07/01/2013 – 07/31/2013	500,000	$91.43

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement, dated as of March 25, 2010 among Knight Clearing Services, LLC, the Bank of New York and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186439) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST
By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: September 6, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)