Form 10-K
period 2013-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2013-12-20
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Australian Dollar Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 5,350,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $555,651,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $2,040,095 for the fiscal year ended October 31, 2013.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Australian Dollar/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Australian Dollar/USD exchange rate as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Australian Dollars from the Trust to pay these excess expenses, which will reduce the amount of Australian Dollars represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Australian Dollars held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Australian Dollars from the Trust to pay these excess expenses. As a result, the amount of Australian Dollars represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Australian Dollars into the Trust, as the amount of Australian Dollars required to create Shares will proportionately reflect the amount of Australian Dollars represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of Australian Dollars increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the protection provided for bank deposits under English law.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2013 and October 31, 2012:

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$105.98	$103.38
April 30, 2013	$105.51	$101.90
July 31, 2013	$103.23	$90.04
October 31, 2013	$97.19	$89.03

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$106.92	$97.17
April 30, 2012	$108.10	$102.63
July 31, 2012	$105.32	$96.89
October 31, 2012	$105.87	$101.74

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 112.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	300,000	$91.15
September	850,000	$93.15
October	450,000	$94.97

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2013		Fiscal Year Ended October 31, 2012
November 1, 2012	$0.21338	November 1, 2011	$0.36657
December 3, 2012	$0.20500	December 1, 2011	$0.31825
January 1, 2013	$0.19504	January 2, 2012	$0.31233
February 3, 2013	$0.19560	February 1, 2012	$0.31769
March 3, 2013	$0.17460	March 1, 2012	$0.30401
April 1, 2013	$0.18743	April 2, 2012	$0.31561
May 1, 2013	$0.18159	May 1, 2012	$0.30628
June 2, 2013	$0.16191	June 1, 2012	$0.26325
July 1, 2013	$0.15011	July 2, 2012	$0.25410
August 1, 2013	$0.14912	August 1, 2012	$0.25549
September 3, 2013	$0.13324	September 3, 2012	$0.24320
October 1, 2013	$0.12986	October 1, 2012	$0.23941

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010 and October 31, 2009.

	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009
Income
Interest income	$12,552,609	$25,573,695	$33,664,337	$24,143,782	$11,542,447

Total Income	12,552,609	25,573,695	33,664,337	24,143,782	11,542,447
Expenses
Sponsor’s fee	(2,040,095)	(2,781,546)	(3,098,988)	(2,637,516)	(1,670,337)

Total Expenses	(2,040,095)	(2,781,546)	(3,098,988)	(2,637,516)	(1,670,337)
Net Income	$10,512,514	$22,792,149	$30,565,349	$21,506,266	$9,872,110
Basic and Diluted Earnings per Share	$2.06	$3.40	$4.07	$2.97	$1.80
Weighted-average Shares Outstanding	5,103,151	6,701,776	7,503,973	7,253,014	5,471,507
Cash Dividends per Share	$2.13	$3.57	$4.01	$2.87	$1.87
Other Comprehensive (Loss) Income:
Currency translation adjustment	(86,217)	421,050	967,891	479,267	305,357

Total Comprehensive Income	$10,426,297	$23,213,199	$31,533,240	$21,985,533	$10,177,467

As of October 31, 2013, total assets were $426,869,373, and for the fiscal year ended October 31, 2013, net cash flows were $(159,728,501).

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

NAV per Share; Valuation of the Australian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Australian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 1.95%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE Arca:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2013	$0.12986	$93.64	0.14%	1.69%
9/3/2013	$0.13324	$89.21	0.15%	1.76%
8/1/2013	$0.14912	$89.89	0.17%	1.95%

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

Results of Operations

As of October 31, 2011, the number of Australian Dollars owned by the Trust was 810,000,000, resulting in a redeemable capital share value of $862,361,862. During the year ended October 31, 2012, an additional 4,100,000 shares were created in exchange for 410,000,000 Australian Dollars and 6,550,000 shares were redeemed in exchange for 655,000,000 Australian Dollars. As of October 31, 2012, the number of Australian Dollars owned by the Trust was 565,000,000, resulting in a redeemable capital share value of $587,082,954. During the year ended October 31, 2013, an additional 5,500,000 shares were created in exchange for 550,000,000 Australian Dollars and 6,650,000 shares were redeemed in exchange for 665,000,000 Australian Dollars. As of October 31, 2013, the number of Australian Dollars owned by the Trust was 450,000,000, resulting in a redeemable capital share value of $426,725,846.

A decrease in the Trust’s redeemable capital share value from $587,082,954 at October 31, 2012 to $426,725,846 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 5,650,000 at October 31, 2012 to 4,500,000 at October 31, 2013, and a decrease in the Closing Spot Rate from 1.0370 at October 31, 2012 to 0.9470 at October 31, 2013. A reduction in the Trust’s redeemable capital share value from $862,361,862 at October 31, 2011 to $587,082,954 at October 31, 2012, was primarily the result of a decrease in the number of shares outstanding from 8,100,000 at October 31, 2011 to 5,650,000 at October 31, 2012, and a decrease in the Closing Spot Rate from 1.0610 at October 31, 2011 to 1.0370 at October 31, 2012.

Interest income decreased from $25,573,695 for the year ended October 31, 2012 to $12,552,609 for the year ended October 31, 2013 attributable primarily to an decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $33,664,337 for the year ended October 31, 2011 to $25,573,695 for the year ended October 31, 2012 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $2,781,546 for the year ended October 31, 2012 to $2,040,095 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $3,098,988 for the year ended October 31, 2011 to $2,781,546 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2013 was $10,512,514, due to interest income of $12,552,609 exceeding the Sponsor’s fee of $2,040,095. The Trust’s net income for the year ended October 31, 2012 was $22,792,149 due to interest income of $25,573,695 exceeding the Sponsor’s fee of $2,781,546. The Trust’s net income for the year ended October 31, 2011 was $30,565,349, due to interest income of $33,664,337 exceeding the Sponsor’s fee of $3,098,988.

Cash dividends per Share decreased from $3.57 per Share for the year ended October 31, 2012 to $2.13 per Share for the year ended October 31, 2013. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $4.01 for the year ended October 31, 2011 to $3.57 per Share for the year ended October 31, 2012. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012
Audit Fees	$23,361	$23,867
Audit-related fees	2,000	2,000
Tax fees	0	0
All other Fees	0	0

	$25,361	$25,867

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

4.4

Participant Agreement, dated as of March 25, 2010 among Knight Clearing Services, LLC, the Bank of New York and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by the Trust on February 4, 2013.

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

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Australian Dollar Trust’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated December 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

December 20, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited CurrencyShares® Australian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Australian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2013 and 2012, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013 of CurrencyShares® Australian Dollar Trust and our report dated December 20, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

December 20, 2013

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$426,127,486	$585,876,539
Australian Dollar deposits, non-interest bearing	5,821	—
Receivable from accrued interest	736,066	1,422,297

Total Current Assets	$426,869,373	$587,298,836

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar Deposits, non-interest bearing, overdrawn	$—	$14,731
Accrued Sponsor’s fee	143,527	201,151

Total Current Liabilities	143,527	215,882
Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,500,000 and 33,500,000 authorized, respectively – 4,500,000 and 5,650,000 issued and outstanding, respectively	426,725,846	587,082,954
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$426,869,373	$587,298,836

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Income
Interest Income	$12,552,609	$25,573,695	$33,664,337

Total Income	12,552,609	25,573,695	33,664,337
Expenses
Sponsor’s fee	(2,040,095)	(2,781,546)	(3,098,988)

Total Expenses	(2,040,095)	(2,781,546)	(3,098,988)
Net Income	$10,512,514	$22,792,149	$30,565,349

Basic and Diluted Earnings per Share	$2.06	$3.40	$4.07
Weighted-average Shares Outstanding	5,103,151	6,701,776	7,503,973
Cash Dividends per Share	$2.13	$3.57	$4.01
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(86,217)	421,050	967,891

Total Comprehensive Income	$10,426,297	$23,213,199	$31,533,240

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	10,512,514	22,792,149	30,565,349
Distributions Paid	(10,764,325)	(23,954,507)	(30,011,685)
Adjustment of redeemable capital shares to redemption value	251,811	1,162,358	(553,664)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(86,217)	421,050	967,891
Adjustment of redeemable capital shares to redemption value	86,217	(421,050)	(967,891)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Cash flows from operating activities
Cash received for accrued income	$13,014,933	$27,212,810	$32,885,342
Cash paid for expenses	(2,069,862)	(2,854,155)	(3,054,668)

Net cash provided by operating activities	10,945,071	24,358,655	29,830,674
Cash flows from financing activities
Cash received to purchase redeemable shares	544,431,586	423,131,548	748,290,041
Cash paid to redeem redeemable shares	(658,315,705)	(676,167,642)	(609,007,896)
Cash paid for distributions	(10,764,325)	(23,954,507)	(30,011,685)

Net cash (used in)/provided by financing activities	(124,648,444)	(276,990,601)	109,270,460
Adjustment to period cash flows due to currency movement	(46,025,128)	(21,000,038)	58,717,633

(Decrease)/Increase in cash	(159,728,501)	(273,631,984)	197,818,767
Cash at beginning of year	585,861,808	859,493,792	661,675,025

Cash at end of year	$426,133,307	$585,861,808	$859,493,792

Reconciliation of net income to net cash provided by operating activities
Net Income	$10,512,514	$22,792,149	$30,565,349
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(736,066)	(1,422,297)	(3,148,620)
Prior period receivable from accrued interest	1,422,297	3,148,620	2,210,983
Currency translation adjustment	(196,050)	(80,418)	143,137
Accrued sponsor fee	143,527	201,151	280,550
Prior period accrued sponsor fee	(201,151)	(280,550)	(220,725)

Net cash provided by operating activities	$10,945,071	$24,358,655	$29,830,674

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.13265 per share with an ex-dividend date of November 1, 2013 was paid on November 8, 2013.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2013, there were Australian Dollar principal deposits of 550,000,000 and Australian Dollar principal redemptions of 665,000,000, resulting in an ending Australian Dollar principal balance of 450,000,000. This equates to 426,127,486 USD. For the year ended October 31, 2012, there were Australian Dollar principal deposits of 410,000,000 and Australian Dollar principal redemptions of 655,000,000, resulting in an ending Australian Dollar principal balance of 565,000,000. This equates to 585,876,539 USD. For the year ended October 31, 2011, there were Australian Dollar principal deposits of 725,000,000 and Australian Dollar principal redemptions of 590,000,000, resulting in an ending Australian Dollar principal balance of 810,000,000. This equates to 859,369,944 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,650,000	$587,082,954	8,100,000	$862,361,862	6,750,000	$663,665,283
Shares issued	5,500,000	544,431,586	4,100,000	423,131,548	7,250,000	748,290,041
Shares redeemed	(6,650,000)	(658,315,705)	(6,550,000)	(676,167,642)	(5,900,000)	(609,007,896)
Adjustment to period Shares due to currency movement and other	—	(46,472,989)	—	(22,242,814)	—	59,414,434

Ending balance	4,500,000	$426,725,846	5,650,000	$587,082,954	8,100,000	$862,361,862

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Income
Interest Income	$2,126,868	$2,736,966	$3,658,002	$4,030,773

Total Income	2,126,868	2,736,966	3,658,002	4,030,773
Expenses
Sponsor’s fee	(404,679)	(459,344)	(571,793)	(604,279)

Total Expenses	(404,679)	(459,344)	(571,793)	(604,279)
Net Income	$1,722,189	$2,277,622	$3,086,209	$3,426,494
Basic and Diluted Earnings per Share	$0.40	$0.48	$0.55	$0.60
Weighted-average Shares Outstanding	4,314,130	4,733,152	5,624,719	5,757,609
Cash Dividends per Share	$0.41	$0.51	$0.56	$0.61
Other Comprehensive Income/(Loss):
Currency translation adjustment	35,166	(125,308)	9,992	(6,067)

Total Comprehensive Income	$1,757,355	$2,152,314	$3,096,201	$3,420,427

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$4,700,414	$5,300,777	$7,242,218	$8,330,286

Total Income	4,700,414	5,300,777	7,242,218	8,330,286
Expenses
Sponsor’s fee	(611,361)	(617,609)	(727,638)	(824,938)

Total Expenses	(611,361)	(617,609)	(727,638)	(824,938)
Net Income	$4,089,053	$4,683,168	$6,514,580	$7,505,348
Basic and Diluted Earnings per Share	$0.70	$0.78	$0.94	$0.94
Weighted-average Shares Outstanding	5,820,109	6,033,152	6,966,111	7,993,478
Cash Dividends per Share	$0.73	$0.83	$0.97	$0.99
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(9,640)	204,596	(80,044)	306,138

Total Comprehensive Income	$4,079,413	$4,887,764	$6,434,536	$7,811,486

6.	Sponsor’s Fee

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

10.	Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 20, 2013.

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

Signature	Capacity	Date

/s/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	December 20, 2013

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	December 20, 2013

/s/ MICHAEL BYRUM Michael Byrum	Director	December 20, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.