Form 10-Q
period 2014-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2014-06-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013	2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013	4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$301,128,630	$426,127,486
Australian Dollar deposits, non-interest bearing	—	5,821
Receivable from accrued interest	572,822	736,066

Total Current Assets	$301,701,452	$426,869,373

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$14,076	$—
Accrued Sponsor’s fee	102,080	143,527

Total Current Liabilities	116,156	143,527
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 3,250,000 and 4,500,000 issued and outstanding, respectively	301,585,296	426,725,846
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$301,701,452	$426,869,373

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Income
Interest Income	$1,706,535	$3,658,002	$3,713,639	$7,688,775

Total Income	1,706,535	3,658,002	3,713,639	7,688,775
Expenses
Sponsor’s fee	(308,275)	(571,793)	(690,316)	(1,176,071)

Total Expenses	(308,275)	(571,793)	(690,316)	(1,176,071)
Net Income	$1,398,260	$3,086,209	$3,023,323	$6,512,704

Basic and Diluted Earnings per Share	$0.41	$0.55	$0.80	$1.14
Weighted-average Shares Outstanding	3,439,888	5,624,719	3,794,751	5,692,265
Cash Dividends per Share	$0.41	$0.56	$0.80	$1.17

Other Comprehensive Income (Loss):
Currency translation adjustment	21,684	9,992	(36,501)	3,924

Total Comprehensive Income	$1,419,944	$3,096,201	$2,986,822	$6,516,628

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	3,023,323	10,512,514
Distributions Paid	(3,024,691)	(10,764,325)
Adjustment of redeemable capital shares to redemption value	1,368	251,811

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(36,501)	(86,217)
Adjustment of redeemable capital shares to redemption value	36,501	86,217

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013
Cash flows from operating activities
Cash received for accrued income	$3,859,269	$7,933,429
Cash paid for expenses	(728,206)	(1,191,167)

Net cash provided by operating activities	3,131,063	6,742,262
Cash flows from financing activities
Cash received to purchase redeemable shares	31,824,190	208,140,001
Cash paid to redeem redeemable shares	(145,524,951)	(239,416,028)
Cash paid for distributions	(3,024,691)	(6,666,969)

Net cash used in financing activities	(116,725,452)	(37,942,996)
Adjustment to period cash flows due to currency movement	(11,424,364)	677,049

Decrease in cash	(125,018,753)	(30,523,685)
Cash at beginning of period	426,133,307	585,861,808

Cash at end of period	$301,114,554	$555,338,123

Reconciliation of net income to net cash provided by operating activities
Net Income	$3,023,323	$6,512,704
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(572,822)	(1,178,685)
Prior period receivable from accrued interest	736,066	1,422,297
Currency translation adjustment	(14,057)	819
Accrued sponsor fee	102,080	186,278
Prior period accrued sponsor fee	(143,527)	(201,151)

Net cash provided by operating activities	$3,131,063	$6,742,262

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.14071 per share with an ex-dividend date of May 1, 2014 was paid on May 8, 2014.

3. Australian Dollar Deposits

Australian Dollar principal deposits are held in Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2014, there were Australian Dollar principal deposits of 35,000,000 and Australian Dollar principal redemptions of 160,000,000, resulting in an ending Australian Dollar principal balance of 325,000,000. This equates to 301,128,630 USD. For the year ended October 31, 2013, there were Australian Dollar principal deposits of 550,000,000 and Australian Dollar principal redemptions of 665,000,000, resulting in an ending Australian Dollar principal balance of 450,000,000. This equates to 426,127,486 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	4,500,000	$426,725,846	5,650,000	$587,082,954
Shares issued	350,000	31,824,190	5,500,000	544,431,586
Shares redeemed	(1,600,000)	(145,524,951)	(6,650,000)	(658,315,705)
Adjustment to period Shares due to currency movement and other	—	(11,439,789)	—	(46,472,989)

Ending balance	3,250,000	$301,585,296	4,500,000	$426,725,846

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 2.17%. The following chart provides the daily rate paid by the Depository since April 30, 2009:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2014	$0.14470	$92.83	0.16%	1.84%
3/3/2014	$0.12041	$89.61	0.13%	1.75%
2/3/2014	$0.12845	$87.39	0.15%	1.73%

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

Results of Operations

As of October 31, 2013, the number of Australian Dollars owned by the Trust was 450,000,000, resulting in a redeemable capital share value of $426,725,846. During the three months ended April 30, 2014, an additional 350,000 Shares were created in exchange for 35,000,000 Australian Dollars and 1,600,000 Shares were redeemed in exchange for 160,000,000 Australian Dollars. As of April 30, 2014, the number of Australian Dollars owned by the Trust was 325,000,000, resulting in a redeemable capital Share value of $301,585,296.

A decrease in the Trust’s redeemable capital Share value from $426,725,846 at October 31, 2013 to $301,585,296 at April 30, 2014 was primarily the result of a decrease in the number of Shares outstanding from 4,500,000 at October 31, 2013 to 3,250,000 at April 30, 2014 coupled with a decrease in the Closing Spot Rate from 0.9470 at October 31, 2013 to 0.9265 at April 30, 2014.

Interest income decreased from $3,658,002 for the three months ended April 30, 2013 to $1,706,535 for the three months ended April 30, 2014, and decreased from $7,688,775 for the six months ended April 30, 2013 to $3,713,639 for the six months ended April 30, 2014, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $571,793 for the three months ended April 30, 2013 to $308,275 for the three months ended April 30, 2014, and decreased from $1,176,071 for the six months ended April 30, 2013 to $690,316 for the six months ended April 30, 2014. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2014 was $1,398,260 due to interest income of $1,706,535 exceeding the Sponsor’s fee of $308,275. The Trust’s net income for the six months ended April 30, 2014 was $3,023,323 due to interest income of $3,713,639 exceeding the Sponsor’s fee of $690,316.

Cash dividends per Share decreased from $0.56 for the three months ended April 30, 2013 to $0.41 per Share for the three months ended April 30, 2014, and cash dividends per Share decreased from $1.17 for the six months ended April 30, 2013 to $0.80 per Share for the six months ended April 30, 2014. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2014, 11 Baskets (550,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2014 – 02/28/2014	200,000	$89.25
03/01/2014 – 03/31/2014	100,000	$90.30
04/01/2014 – 04/30/2014	250,000	$92.84

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: June 9, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)