Form 10-Q
period 2014-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2014-09-08
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$283,558,445	$426,127,486
Australian Dollar deposits, non-interest bearing	—	5,821
Receivable from accrued interest	553,037	736,066

Total Current Assets	$284,111,482	$426,869,373

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$11,171	$—
Redemptions payable	13,967,288	—
Accrued Sponsor’s fee	98,810	143,527

Total Current Liabilities	14,077,269	143,527
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized, respectively – 2,900,000 and 4,500,000 issued and outstanding, respectively	270,034,213	426,725,846
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$284,111,482	$426,869,373

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Income
Interest Income	$1,678,854	$2,736,966	$5,392,493	$10,425,742

Total Income	1,678,854	2,736,966	5,392,493	10,425,742
Expenses
Sponsor’s fee	(298,232)	(459,344)	(988,548)	(1,635,416)

Total Expenses	(298,232)	(459,344)	(988,548)	(1,635,416)
Net Income	$1,380,622	$2,277,622	$4,403,945	$8,790,326

Basic and Diluted Earnings per Share	$0.44	$0.48	$1.23	$1.64
Weighted-average Shares Outstanding	3,154,348	4,733,152	3,578,938	5,369,048
Cash Dividends per Share	$0.44	$0.51	$1.23	$1.69
Other Comprehensive Loss:
Currency translation adjustment	(8,119)	(125,308)	(44,620)	(121,384)

Total Comprehensive Income	$1,372,503	$2,152,314	$4,359,325	$8,668,942

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	4,403,945	10,512,514
Distributions Paid	(4,418,970)	(10,764,325)
Adjustment of redeemable capital shares to redemption value	15,025	251,811

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(44,620)	(86,217)
Adjustment of redeemable capital shares to redemption value	44,620	86,217

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash received for accrued income	$5,565,599	$10,883,027
Cash paid for expenses	(1,031,496)	(1,677,285)

Net cash provided by operating activities	4,534,103	9,205,742
Cash flows from financing activities
Cash received to purchase redeemable shares	50,511,151	363,825,046
Cash paid to redeem redeemable shares	(183,680,449)	(510,369,347)
Cash paid for distributions	(4,418,970)	(9,045,887)

Net cash used in financing activities	(137,588,268)	(155,590,188)
Adjustment to period cash flows due to currency movement	(9,531,868)	(62,567,217)

Decrease in cash	(142,586,033)	(208,951,663)
Cash at beginning of period	426,133,307	585,861,808

Cash at end of period	$283,547,274	$376,910,145

Reconciliation of net income to net cash provided by operating activities
Net Income	$4,403,945	$8,790,326
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(553,037)	(777,037)
Prior period receivable from accrued interest	736,066	1,422,297
Currency translation adjustment	(8,154)	(160,695)
Accrued sponsor fee	98,810	132,002
Prior period accrued sponsor fee	(143,527)	(201,151)

Net cash provided by operating activities	$4,534,103	$9,205,742

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.14503 per share with an ex-dividend date of August 1, 2014 was paid on August 8, 2014.

3. Australian Dollar Deposits

Australian Dollar principal deposits are held in Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2014, there were 55,000,000 Australian Dollar principal deposits and redemptions of 215,000,000, resulting in an ending Australian Dollar principal balance of 290,000,000. This equates to 269,612,947 USD (which includes USD redemptions payable). For the year ended October 31, 2013, there were Australian Dollar principal deposits of 550,000,000 and Australian Dollar principal redemptions of 665,000,000, resulting in an ending Australian Dollar principal balance of 450,000,000. This equates to 426,127,486 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	4,500,000	$426,725,846	5,650,000	$587,082,954
Shares issued	550,000	50,511,151	5,500,000	544,431,586
Shares redeemed	(2,150,000)	(197,464,454)	(6,650,000)	(658,315,705)
Adjustment to period Shares due to currency movement and other	—	(9,738,330)	—	(46,472,989)

Ending balance	2,900,000	$270,034,213	4,500,000	$426,725,846

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 2.13%. The following chart provides the daily rate paid by the Depository since July 31, 2009:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2014	$0.15011	$94.54	0.16%	1.93%
6/2/2014	$0.14086	$93.22	0.15%	1.78%
5/1/2014	$0.14071	$92.80	0.15%	1.84%

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

Results of Operations

As of October 31, 2013, the number of Australian Dollars owned by the Trust was 450,000,000, resulting in a redeemable capital share value of $426,725,846. During the three months ended July 31, 2014, an additional 550,000 Shares were created in exchange for 55,000,000 Australian Dollars and 2,150,000 Shares were redeemed in exchange for 290,000,000 Australian Dollars. As of July 31, 2014, the number of Australian Dollars owned by the Trust was 290,000,000, resulting in a redeemable capital Share value of $270,034,213.

A decrease in the Trust’s redeemable capital Share value from $426,725,846 at October 31, 2013 to $270,034,213 at July 31, 2014 was primarily the result of a decrease in the number of Shares outstanding from 4,500,000 at October 31, 2013 to 2,900,000 at July 31, 2014 coupled with a decrease in the Closing Spot Rate from 0.9470 at October 31, 2013 to 0.9297 at July 31, 2014.

Interest income decreased from $2,736,966 for the three months ended July 31, 2013 to $1,678,854 for the three months ended July 31, 2014, and decreased from $10,425,742 for the nine months ended July 31, 2013 to $5,392,493 for the nine months ended July 31, 2014, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $459,344 for the three months ended July 31, 2013 to $298,232 for the three months ended July 31, 2014, and decreased from $1,635,416 for the nine months ended July 31, 2013 to $988,548 for the nine months ended July 31, 2014. The only expense of the Trust during the three months and nine months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2014 was $1,380,622 due to interest income of $1,678,854 exceeding the Sponsor’s fee of $298,232. The Trust’s net income for the nine months ended July 31, 2014 was $4,403,945 due to interest income of $5,392,493 exceeding the Sponsor’s fee of $988,548.

Cash dividends per Share decreased from $0.51 for the three months ended July 31, 2013 to $0.44 per Share for the three months ended July 31, 2014, and cash dividends per Share decreased from $1.69 for the nine months ended July 31, 2013 to $1.23 per Share for the nine months ended July 31, 2014. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the

Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2014, 11 Baskets (550,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2014 – 05/31/2014	100,000	$93.38
06/01/2014 – 06/30/2014	150,000	$93.66
07/01/2014 – 07/31/2014	300,000	$94.07

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

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)