Form 10-K
period 2014-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2015-01-14
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 3,250,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $302,380,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,255,968 for the fiscal year ended October 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2014 and October 31, 2013:

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$95.31	$87.05
April 30, 2014	$94.28	$87.51
July 31, 2014	$94.96	$92.35
October 31, 2014	$93.81	$86.75

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$105.98	$103.38
April 30, 2013	$105.51	$101.90
July 31, 2013	$103.23	$90.04
October 31, 2013	$97.19	$89.03

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 100.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$92.80
September	—	$—
October	—	$—

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2014		Fiscal Year Ended October 31, 2013
November 1, 2013	$0.13265	November 1, 2012	$0.21338
December 3, 2013	$0.12207	December 3, 2012	$0.20500
January 1, 2014	$0.13245	January 1, 2013	$0.19504
February 2, 2014	$0.12845	February 3, 2013	$0.19560
March 2, 2014	$0.12041	March 3, 2013	$0.17460
April 1, 2014	$0.14470	April 1, 2013	$0.18743
May 1, 2014	$0.14071	May 1, 2013	$0.18159
June 1, 2014	$0.14086	June 2, 2013	$0.16191
July 1, 2014	$0.15011	July 1, 2013	$0.15011
August 3, 2014	$0.14503	August 1, 2013	$0.14912
September 1, 2014	$0.14396	September 3, 2013	$0.13324
October 1, 2014	$0.13561	October 1, 2013	$0.12986

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2014, October 31, 2013, October 31, 2012, October 31, 2011 and October 31, 2010.

	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010
Income
Interest income	$6,879,609	$12,552,609	$25,573,695	$33,664,337	$24,143,782

Total Income	6,879,609	12,552,609	25,573,695	33,664,337	24,143,782
Expenses
Sponsor’s fee	(1,255,968)	(2,040,095)	(2,781,546)	(3,098,988)	(2,637,516)

Total Expenses	(1,255,968)	(2,040,095)	(2,781,546)	(3,098,988)	(2,637,516)
Net Income	$5,623,641	$10,512,514	$22,792,149	$30,565,349	$21,506,266
Basic and Diluted Earnings per Share	$1.64	$2.06	$3.40	$4.07	$2.97
Weighted-average Shares Outstanding	3,420,137	5,103,151	6,701,776	7,503,973	7,253,014
Cash Dividends per Share	$1.65	$2.13	$3.57	$4.01	$2.87
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(78,613)	(86,217)	421,050	967,891	479,267

Total Comprehensive Income	$5,545,028	$10,426,297	$23,213,199	$31,533,240	$21,985,533

As of October 31, 2014, total assets were $290,599,125, and for the fiscal year ended October 31, 2014, net cash flows were $(136,029,532).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 2.25%. The following chart provides the daily rate paid by the Depository since October 31, 2009:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/1/2014	$0.13561	$87.64	0.15%	1.88%
9/2/2014	$0.14396	$93.68	0.15%	1.81%
8/1/2014	$0.14503	$93.12	0.16%	1.83%

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

Results of Operations

As of October 31, 2012, the number of Australian Dollars owned by the Trust was 565,000,000, resulting in a redeemable capital share value of $587,082,954. During the year ended October 31, 2013, an additional 5,500,000 shares were created in exchange for 550,000,000 Australian Dollars and 6,650,000 shares were redeemed in exchange for 665,000,000 Australian Dollars. As of October 31, 2013, the number of Australian Dollars owned by the Trust was 450,000,000, resulting in a redeemable capital share value of $426,725,846. During the year ended October 31, 2014, an additional 1,000,000 shares were created in exchange for 100,000,000 Australian Dollars and 2,200,000 shares were redeemed in exchange for 220,000,000 Australian Dollars. As of October 31, 2014, the number of Australian Dollars owned by the Trust was 330,000,000, resulting in a redeemable capital share value of $290,508,116.

A reduction in the Trust’s redeemable capital share value from $426,725,846 at October 31, 2013 to $290,508,116 at October 31, 2014, was primarily the result of a decrease in the number of shares outstanding from 4,500,000 at October 31, 2013 to 3,300,000 at October 31, 2014, and a decrease in the Closing Spot Rate from 0.9470 at October 31, 2013 to 0.8790 at October 31, 2014. A decrease in the Trust’s redeemable capital share value from $587,082,954 at October 31, 2012 to $426,725,846 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 5,650,000 at October 31, 2012 to 4,500,000 at October 31, 2013, and a decrease in the Closing Spot Rate from 1.0370 at October 31, 2012 to 0.9470 at October 31, 2013.

Interest income decreased from $12,552,609 for the year ended October 31, 2013 to $6,879,609 for the year ended October 31, 2014 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $25,573,695 for the year ended October 31, 2012 to $12,552,609 for the year ended October 31, 2013 attributable primarily to an decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $2,040,095 for the year ended October 31, 2013 to $1,255,968 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $2,781,546 for the year ended October 31, 2012 to $2,040,095 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2014 was $5,623,641, due to interest income of $6,879,609 exceeding the Sponsor’s fee of $1,255,968. The Trust’s net income for the year ended October 31, 2013 was $10,512,514, due to interest income of $12,552,609 exceeding the Sponsor’s fee of $2,040,095. The Trust’s net income for the year ended October 31, 2012 was $22,792,149 due to interest income of $25,573,695 exceeding the Sponsor’s fee of $2,781,546.

Cash dividends per Share decreased from $2.13 per Share for the year ended October 31, 2013 to $1.65 per Share for the year ended October 31, 2014. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $3.57 per Share for the year ended October 31, 2012 to $2.13 per Share for the year ended October 31, 2013. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also services as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013
Audit Fees	$25,229	$23,361
Audit-related fees	0	2,000
Tax fees	0	0
All other Fees	0	0

	$25,229	$25,361

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

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust at October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Australian Dollar Trust’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited CurrencyShares® Australian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Australian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2014 and 2013, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014 of CurrencyShares® Australian Dollar Trust and our report dated January 14, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2014	October 31, 2013
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$290,070,109	$426,127,486
Australian Dollar deposits, non-interest bearing	33,666	5,821
Receivable from accrued interest	495,350	736,066

Total Current Assets	$290,599,125	$426,869,373

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$91,009	$143,527

Total Current Liabilities	91,009	143,527
Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 3,300,000 and 4,500,000 issued and outstanding, respectively	290,508,116	426,725,846
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$290,599,125	$426,869,373

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Income
Interest Income	$6,879,609	$12,552,609	$25,573,695

Total Income	6,879,609	12,552,609	25,573,695
Expenses
Sponsor’s fee	(1,255,968)	(2,040,095)	(2,781,546)

Total Expenses	(1,255,968)	(2,040,095)	(2,781,546)
Net Income	$5,623,641	$10,512,514	$22,792,149

Basic and Diluted Earnings per Share	$1.64	$2.06	$3.40
Weighted-average Shares Outstanding	3,420,137	5,103,151	6,701,776
Cash Dividends per Share	1.65	2.13	3.57
Other Comprehensive (Loss)/Income:
Currency translation adjustment	$(78,613)	$(86,217)	$421,050

Total Comprehensive Income	$5,545,028	$10,426,297	$23,213,199

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	5,623,641	10,512,514	22,792,149
Distributions Paid	(5,637,628)	(10,764,325)	(23,954,507)
Adjustment of redeemable capital shares to redemption value	13,987	251,811	1,162,358

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(78,613)	(86,217)	421,050
Adjustment of redeemable capital shares to redemption value	78,613	86,217	(421,050)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Cash flows from operating activities
Cash received for accrued income	$7,077,774	$13,014,933	$27,212,810
Cash paid for expenses	(1,300,672)	(2,069,862)	(2,854,155)

Net cash provided by operating activities	5,777,102	10,945,071	24,358,655
Cash flows from financing activities
Cash received to purchase redeemable shares	91,514,294	544,431,586	423,131,548
Cash paid to redeem redeemable shares	(201,328,373)	(658,315,705)	(676,167,642)
Cash paid for distributions	(5,637,628)	(10,764,325)	(23,954,507)

Net cash used in financing activities	(115,451,707)	(124,648,444)	(276,990,601)
Adjustment to period cash flows due to currency movement	(26,354,927)	(46,025,128)	(21,000,038)

Decrease in cash	(136,029,532)	(159,728,501)	(273,631,984)
Cash at beginning of year	426,133,307	585,861,808	859,493,792

Cash at end of year	$290,103,775	$426,133,307	$585,861,808

Reconciliation of net income to net cash provided by operating activities
Net Income	$5,623,641	$10,512,514	$22,792,149
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(495,350)	(736,066)	(1,422,297)
Prior period receivable from accrued interest	736,066	1,422,297	3,148,620
Currency translation adjustment	(34,737)	(196,050)	(80,418)
Accrued sponsor fee	91,009	143,527	201,151
Prior period accrued sponsor fee	(143,527)	(201,151)	(280,550)

Net cash provided by operating activities	$5,777,102	$10,945,071	$24,358,655

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.13266 per share with an ex-dividend date of November 3, 2014 was paid on November 10, 2014.

3. Australian Dollar Deposits

Australian Dollar principal deposits are held in Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2014, there were 100,000,000 Australian Dollar principal deposits and redemptions of 220,000,000, resulting in an ending Australian Dollar principal balance of 330,000,000. This equates to 290,070,109 USD. For the year ended October 31, 2013, there were Australian Dollar principal deposits of 550,000,000, and Australian Dollar principal redemptions of 665,000,000, resulting in an ending Australian Dollar principal balance of 450,000,000. This equates to 426,127,486 USD. For the year ended October 31, 2012, there were Australian Dollar principal deposits of 410,000,000 and Australian Dollar principal redemptions of 655,000,000, resulting in an ending Australian Dollar principal balance of 565,000,000. This equates to 585,876,539 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2014		October 31, 2013		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	4,500,000	$426,725,846	5,650,000	$587,082,954	8,100,000	$862,361,862
Shares issued	1,000,000	91,514,294	5,500,000	544,431,586	4,100,000	423,131,548
Shares redeemed	(2,200,000)	(201,328,373)	(6,650,000)	(658,315,705)	(6,550,000)	(676,167,642)
Adjustment to period Shares due to currency movement and other	—	(26,403,651)	—	(46,472,989)	—	(22,242,814)

Ending balance	3,300,000	$290,508,116	4,500,000	$426,725,846	5,650,000	$587,082,954

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014
Income
Interest Income	$1,487,116	$1,678,854	$1,706,535	$2,007,104

Total Income	1,487,116	1,678,854	1,706,535	2,007,104
Expenses
Sponsor’s fee	(267,420)	(298,232)	(308,275)	(382,041)

Total Expenses	(267,420)	(298,232)	(308,275)	(382,041)
Net Income	$1,219,696	$1,380,622	$1,398,260	$1,625,063
Basic and Diluted Earnings per Share	$0.41	$0.44	$0.41	$0.39
Weighted-average Shares Outstanding	2,948,913	3,154,348	3,439,888	4,138,043
Cash Dividends per Share	$0.41	$0.44	$0.41	$0.39
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(33,993)	(8,119)	21,684	(58,185)

Total Comprehensive Income:	$1,185,703	$1,372,503	$1,419,944	$1,566,878

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$2,126,868	$2,736,966	$3,658,002	$4,030,773

Total Income	2,126,868	2,736,966	3,658,002	4,030,773
Expenses
Sponsor’s fee	(404,679)	(459,344)	(571,793)	(604,279)

Total Expenses	(404,679)	(459,344)	(571,793)	(604,279)
Net Income	$1,722,189	$2,277,622	$3,086,209	$(3,426,494)
Basic and Diluted Earnings per Share	$0.40	$0.48	$0.55	$0.60
Weighted-average Shares Outstanding	4,314,130	4,733,152	5,624,719	5,757,609
Cash Dividends per Share	$0.41	$0.51	$0.56	$0.61
Other Comprehensive Income/(Loss):
Currency translation adjustment	35,166	(125,308)	9,992	(6,067)

Total Comprehensive Income	$1,757,355	$2,152,314	$3,096,201	$3,420,427

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2015
Nikolaos Bonos

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2015

/s/ MICHAEL BYRUM	Director	January 14, 2015
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.