Form 10-Q
period 2015-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2015-09-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2015 (Unaudited)	October 31, 2014

Assets
Current Assets:
Australian Dollar deposits, interest bearing	$183,587,565	$290,070,109
Australian Dollar deposits, non-interest bearing	—	33,666
Receivable from accrued interest	293,842	495,350

Total Current Assets	$183,881,407	$290,599,125

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$4,177	$—
Accrued Sponsor’s fee	63,537	91,009

Total Current Liabilities	67,714	91,009

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,500,000 and 3,300,000 issued and outstanding, respectively	183,813,693	290,508,116
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$183,881,407	$290,599,125

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2015	Three months ended July 31, 2014	Nine months ended July 31, 2015	Nine months ended July 31, 2014

Income
Interest Income	$863,605	$1,678,854	$3,326,643	$5,392,493

Total Income	863,605	1,678,854	3,326,643	5,392,493

Expenses
Sponsor’s fee	(196,856)	(298,232)	(656,029)	(988,548)

Total Expenses	(196,856)	(298,232)	(656,029)	(988,548)

Net Income	$666,749	$1,380,622	$2,670,614	$4,403,945

Basic and Diluted Earnings per Share	$0.26	$0.44	$0.98	$1.23
Weighted-average Shares Outstanding	2,516,304	3,154,348	2,730,586	3,578,938
Cash Dividends per Share	$0.27	$0.44	$1.01	$1.23

Other Comprehensive Loss:
Currency translation adjustment	(28,132)	(8,119)	(94,787)	(44,620)

Total Comprehensive Income	$638,617	$1,372,503	$2,575,827	$4,359,325

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Income	2,670,614	5,623,641
Distributions Paid	(2,747,430)	(5,637,628)
Adjustment of redeemable capital shares to redemption value	76,816	13,987

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(94,787)	(78,613)
Adjustment of redeemable capital shares to redemption value	94,787	78,613

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2015	Nine months ended July 31, 2014

Cash flows from operating activities
Cash received for accrued income	$3,429,820	$5,565,599
Cash paid for expenses	(667,235)	(1,031,496)

Net cash provided by operating activities	2,762,585	4,534,103

Cash flows from financing activities
Cash received to purchase redeemable shares	83,171,855	50,511,151
Cash paid to redeem redeemable shares	(146,525,819)	(183,680,449)
Cash paid for distributions	(2,747,430)	(4,418,970)

Net cash used in financing activities	(66,101,394)	(137,588,268)

Adjustment to period cash flows due to currency movement	(43,181,578)	(9,531,868)

Decrease in cash	(106,520,387)	(142,586,033)
Cash at beginning of period	290,103,775	426,133,307

Cash at end of period	$183,583,388	$283,547,274

Reconciliation of net income to net cash provided by operating activities
Net Income	$2,670,614	$4,403,945
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(293,842)	(553,037)
Prior period receivable from accrued interest	495,350	736,066
Currency translation adjustment	(82,065)	(8,154)
Accrued sponsor fee	63,537	98,810
Prior period accrued sponsor fee	(91,009)	(143,527)

Net cash provided by operating activities	$2,762,585	$4,534,103

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.08993 per share with an ex-dividend date of August 3, 2015 was paid August 10, 2015.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2015, there were Australian Dollar principal deposits of 105,000,000 and Australian Dollar principal redemptions of 185,000,000, resulting in an ending Australian Dollar principal balance of 250,000,000. This equates to 183,587,565 USD. For the year ended October 31, 2014, there were Australian Dollar principal deposits of 100,000,000 and Australian Dollar principal redemptions of 220,000,000, resulting in an ending Australian Dollar principal balance of 330,000,000. This equates to 290,070,109 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	3,300,000	$290,508,116	4,500,000	$426,725,846
Shares issued	1,050,000	83,171,855	1,000,000	91,514,294
Shares redeemed	(1,850,000)	(146,525,819)	(2,200,000)	(201,328,373)
Adjustment to period Shares due to currency movement and other	—	(43,340,459)	—	(26,403,651)

Ending Balance	2,500,000	$183,813,693	3,300,000	$290,508,116

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2015 was an annual nominal rate of 1.69%. The following chart provides the daily rate paid by the Depository since July 31, 2010:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield

7/1/2015	$0.08132	$76.94	0.11%	1.29%
6/1/2015	$0.08625	$76.63	0.11%	1.33%
5/1/2015	$0.09978	$78.97	0.13%	1.54%

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

Results of Operations

As of October 31, 2014, the number of Australian Dollars owned by the Trust was 330,000,000, resulting in a redeemable capital share value of $290,508,116. During the nine months ended July 31, 2015, an additional 1,050,000 Shares were created in exchange for 105,000,000 Australian Dollars and 1,850,000 Shares were redeemed in exchange for 185,000,000 Australian Dollars. As of July 31, 2015, the number of Australian Dollars owned by the Trust was 250,000,000, resulting in a redeemable capital Share value of $183,813,693.

A decrease in the Trust’s redeemable capital Share value from $290,508,116 at October 31, 2014 to $183,813,693 at July 31, 2015 was primarily the result of a decrease in the number of Shares outstanding from 3,300,000 at October 31, 2014 to 2,500,000 at July 31, 2015 and a decrease in the Closing Spot Rate from 0.8790 at October 31, 2014 to 0.7344 at July 31, 2015.

Interest income decreased from $1,678,854 for the three months ended July 31, 2014 to $863,605 for the three months ended July 31, 2015, and decreased from $5,392,493 for the nine months ended July 31, 2014 to $3,326,643 for the nine months ended July 31, 2015, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $298,232 for the three months ended July 31, 2014 to $196,856 for the three months ended July 31, 2015, and decreased from $988,548 for the nine months ended July 31, 2014 to $656,029 for the nine months ended July 31, 2015. The only expense of the Trust during the three months and nine months ended July 31, 2015 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2015 was $666,749 due to interest income of $863,605 exceeding the Sponsor’s fee of $196,856. The Trust’s net income for the nine months ended July 31, 2015 was $2,670,614 due to interest income of $3,326,643 exceeding the Sponsor’s fee of $656,029.

Cash dividends per Share decreased from $0.44 for the three months ended July 31, 2014 to $0.27 per Share for the three months ended July 31, 2015, and cash dividends per Share decreased from $1.23 for the nine months ended July 31, 2014 to $1.01 per Share for the nine months ended July 31, 2015. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository coupled with a decrease in the Closing Spot rate as set forth previously in the “Closing Spot Rate” chart.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Australian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(b) Not applicable.

(c) During the quarter ended July 31, 2015, 13 Baskets (650,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share

05/01/2015 – 05/31/2015	100,000	$79.11

06/01/2015 – 06/30/2015	450,000	$77.37

07/01/2015 – 07/31/2015	100,000	$74.23

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement, dated as of March 25, 2010 among Knight Clearing Services, LLC, the Bank of New York and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186439) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST
	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: September 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)