Form 10-K
period 2015-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2016-01-14
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 2,550,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2015 as reported by NYSE Arca on that date: $202,164,000.

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I

Item 1. Business

Overview

The CurrencyShares® Australian Dollar Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Shares began trading on the New York Stock Exchange under the ticker symbol “FXA” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca, Inc. (“NYSE Arca”) on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Australian Dollars and distributes Australian Dollars in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of Australian Dollars plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Australian Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Australian Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Australian Dollar. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $836,139 for the fiscal year ended October 31, 2015.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Australian Dollar/USD exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

Termination

The Trust will terminate upon the occurrence of any of the termination events listed in the Depositary Trust Agreement and will otherwise terminate on June 8, 2046.

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Australian Dollars owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of such notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Australian Dollar/USD exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified in the preceding risk factor and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the Australian Dollar/USD exchange rate could materially and adversely affect the performance of the Shares.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Australian Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in the British Bank Association LIBOR Overnight rate for the Australian Dollar (BBA rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Australian Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2015 and October 31, 2014:

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$87.67	$77.79
April 30, 2015	$80.29	$75.76
July 31, 2015	$81.06	$72.83
October 31, 2015	$74.12	$69.25

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$95.31	$87.05
April 30, 2014	$94.28	$87.51
July 31, 2014	$94.96	$92.35
October 31, 2014	$93.81	$86.75

The number of record holders of Shares of the registrant as of November 30, 2015 was approximately 94.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$72.76
September	250,000	$70.32
October	—	$—

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2015		Fiscal Year Ended October 31, 2014
November 3, 2014	$0.13266	November 1, 2013	$0.13265
December 1, 2014	$0.13010	December 2, 2013	$0.12207
January 1, 2015	$0.13510	January 1, 2014	$0.13245
February 2, 2015	$0.12816	February 3, 2014	$0.12845
March 2, 2015	$0.08781	March 3, 2014	$0.12041
April 1, 2015	$0.10042	April 1, 2014	$0.14470
May 1, 2015	$0.09978	May 1, 2014	$0.14071
June 1, 2015	$0.08625	June 2, 2014	$0.14086
July 1, 2015	$0.08132	July 1, 2014	$0.15011
August 3, 2015	$0.08993	August 1, 2014	$0.14503
September 1, 2015	$0.06739	September 1, 2014	$0.14396
October 1, 2015	$0.06922	October 1, 2014	$0.13561

In the future, to the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2015, October 31, 2014, October 31, 2013, October 31, 2012 and October 31, 2011.

	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011
Income

Interest income	$4,050,279	$6,879,609	$12,552,609	$25,573,695	$33,664,337

Total Income	4,050,279	6,879,609	12,552,609	25,573,695	33,664,337

Expenses

Sponsor’s fee	(836,139)	(1,255,968)	(2,040,095)	(2,781,546)	(3,098,988)

Total Expenses	(836,139)	(1,255,968)	(2,040,095)	(2,781,546)	(3,098,988)

Net Income	$3,214,140	$5,623,641	$10,512,514	$22,792,149	$30,565,349

Basic and Diluted Earnings per Share	$1.20	$1.64	$2.06	$3.40	$4.07

Weighted-average Shares Outstanding	2,667,397	3,420,137	5,103,151	6,701,776	7,503,973

Cash Dividends per Share	$1.25	$1.65	$2.13	$3.57	$4.01

Other Comprehensive (Loss)/Income:

Currency translation adjustment	(98,982)	(78,613)	(86,217)	421,050	967,891

Total Comprehensive Income	$3,115,158	$5,545,028	$10,426,297	$23,213,199	$31,533,240

As of October 31, 2015, total assets were $182,192,182, and for the fiscal year ended October 31, 2015, net cash flows were $(108,172,139).

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

Movements in the Price of the Australian Dollar

The investment objective of the Trust is for the Shares to reflect the price in USD of the Australian Dollars plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollars. Each outstanding Share represents a proportional interest in the Australian Dollars held by the Trust. The following chart provides recent trends on the price of the Australian Dollar. The chart illustrates movements in the price of the Australian Dollar in USD and is based on the Closing Spot Rate:

Closing Spot Rate

NAV per Share; Valuation of the Australian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 Australian Dollars:

FXA Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2015 was an annual nominal rate of 1.67%. The following chart provides the daily rate paid by the Depository since October 31, 2010:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/1/2015	$0.06922	$70.29	0.10%	1.20%
9/1/2015	$0.06739	$70.96	0.09%	1.12%
8/3/2015	$0.08993	$73.53	0.12%	1.44%

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report.

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Australian Dollar in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2013, the number of Australian Dollars owned by the Trust was 450,000,000, resulting in a redeemable capital share value of $426,725,846. During the year ended October 31, 2014, an additional 1,000,000 shares were created in exchange for 100,000,000 Australian Dollars and 2,200,000 shares were redeemed in exchange for 220,000,000 Australian Dollars. As of October 31, 2014, the number of Australian Dollars owned by the Trust was 330,000,000, resulting in a redeemable capital share value of $290,508,116. During the year ended October 31, 2015, an additional 1,400,000 shares were created in exchange for 140,000,000 Australian Dollars and 2,150,000 shares were redeemed in exchange for 215,000,000 Australian Dollars. As of October 31, 2015, the number of Australian Dollars owned by the Trust was 255,000,000, resulting in a redeemable capital share value of $182,130,886.

A decrease in the Trust’s redeemable capital share value from to $290,508,116 at October 31, 2014 to $182,130,886 at October 31, 2015, was primarily the result of a decrease in the number of shares outstanding from 3,300,000 at October 31, 2014 to 2,550,000 at October 31, 2015, and a decrease in the Closing Spot Rate from 0.8790 at October 31, 2014 to 0.7135 at October 31, 2015. A decrease in the Trust’s redeemable capital share value from $426,725,846 at October 31, 2013 to $290,508,116 at October 31, 2014, was primarily the result of a decrease in the number of shares outstanding from 4,500,000 at October 31, 2013 to 3,300,000 at October 31, 2014, and a decrease in the Closing Spot Rate from 0.9470 at October 31, 2013 to 0.8790 at October 31, 2014.

Interest income decreased from $6,879,609 for the year ended October 31, 2014 to $4,050,279 for the year ended October 31, 2015 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $12,552,609 for the year ended October 31, 2013 to $6,879,609 for the year ended October 31, 2014 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $1,255,968 for the year ended October 31, 2014 to $836,139 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $2,040,095 for the year ended October 31, 2013 to $1,255,968 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2015 was $3,214,140 due to interest income of $4,050,279 exceeding the Sponsor’s fee of $836,139. The Trust’s net income for the year ended October 31, 2014 was $5,623,641, due to interest income of $6,879,609 exceeding the Sponsor’s fee of $1,255,968. The Trust’s net income for the year ended October 31, 2013 was $10,512,514, due to interest income of $12,552,609 exceeding the Sponsor’s fee of $2,040,095.

Cash dividends per Share decreased from $1.65 per Share for the year ended October 31, 2014 to $1.25 per Share for the year ended October 31, 2015. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $2.13 per Share for the year ended October 31, 2013 to $1.65 per Share for the year ended October 31, 2014. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Australian Dollar/USD exchange rate and the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2015.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 52, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services, LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services, LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services, LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 49, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 45, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2015 and October 31, 2014:

	2015	2014

Audit Fees	$25,231	$25,229
Audit-related fees	4,200	0
Tax fees	0	0
All other Fees	0	0

	$29,431	$25,229

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

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust at October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Australian Dollar Trust’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited CurrencyShares® Australian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Australian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2015 and 2014, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015 of CurrencyShares® Australian Dollar Trust and our report dated January 14, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2015	October 31, 2014

Assets
Current Assets:
Australian Dollar deposits, interest bearing	$181,929,740	$290,070,109
Australian Dollar deposits, non-interest bearing	1,896	33,666
Receivable from accrued interest	260,546	495,350

Total Current Assets	$182,192,182	$290,599,125

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$61,296	$91,009

Total Current Liabilities	61,296	91,009

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,550,000 and 3,300,000 issued and outstanding, respectively	182,130,886	290,508,116
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$182,192,182	$290,599,125

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013
Income
Interest Income	$4,050,279	$6,879,609	$12,552,609

Total Income	4,050,279	6,879,609	12,552,609

Expenses
Sponsor’s fee	(836,139)	(1,255,968)	(2,040,095)

Total Expenses	(836,139)	(1,255,968)	(2,040,095)
Net Income	$3,214,140	$5,623,641	$10,512,514

Basic and Diluted Earnings per Share	$1.20	$1.64	$2.06
Weighted-average Shares Outstanding	2,667,397	3,420,137	5,103,151
Cash Dividends per Share	$1.25	$1.65	$2.13

Other Comprehensive Loss:
Currency translation adjustment	(98,982)	(78,613)	(86,217)

Total Comprehensive Income	$3,115,158	$5,545,028	$10,426,297

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	3,214,140	5,623,641	10,512,514
Distributions Paid	(3,292,732)	(5,637,628)	(10,764,325)
Adjustment of redeemable capital shares to redemption value	78,592	13,987	251,811

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(98,982)	(78,613)	(86,217)
Adjustment of redeemable capital shares to redemption value	98,982	78,613	86,217

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Cash flows from operating activities
Cash received for accrued income	$4,156,034	$7,077,774	$13,014,933
Cash paid for expenses	(846,019)	(1,300,672)	(2,069,862)

Net cash provided by operating activities	3,310,015	5,777,102	10,945,071

Cash flows from financing activities
Cash received to purchase redeemable shares	108,329,725	91,514,294	544,431,586
Cash paid to redeem redeemable shares	(166,357,064)	(201,328,373)	(658,315,705)
Cash paid for distributions	(3,292,732)	(5,637,628)	(10,764,325)

Net cash used in financing activities	(61,320,071)	(115,451,707)	(124,648,444)

Adjustment to period cash flows due to currency movement	(50,162,083)	(26,354,927)	(46,025,128)

Decrease in cash	(108,172,139)	(136,029,532)	(159,728,501)
Cash at beginning of year	290,103,775	426,133,307	585,861,808

Cash at end of year	$181,931,636	$290,103,775	$426,133,307

Reconciliation of net income to net cash provided by operating activities
Net Income	$3,214,140	$5,623,641	$10,512,514
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(260,546)	(495,350)	(736,066)
Prior period receivable from accrued interest	495,350	736,066	1,422,297
Currency translation adjustment	(109,216)	(34,737)	(196,050)
Accrued sponsor fee	61,296	91,009	143,527
Prior period accrued sponsor fee	(91,009)	(143,527)	(201,151)

Net cash provided by operating activities	$3,310,015	$5,777,102	$10,945,071

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in USD of the Australian Dollar plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollars. The Trust’s assets primarily consist of Australian Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

B.	Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Australian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Australian Dollar/USD exchange rate as determined and published by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any interest below zero for the period is reflected as interest expense.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.07881 per share with an ex-dividend date of November 2, 2015 was paid November 9, 2015.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2015, there were Australian Dollar principal deposits of 140,000,000 and Australian Dollar principal redemptions of 215,000,000, resulting in an ending Australian Dollar principal balance of 255,000,000. This equates to 181,929,740 USD. For the year ended October 31, 2014, there were Australian Dollar principal deposits of 100,000,000 and Australian Dollar principal redemptions of 220,000,000, resulting in an ending Australian Dollar principal balance of 330,000,000. This equates to 290,070,109 USD. For the year ended October 31, 2013, there were Australian Dollar principal deposits of 550,000,000, and Australian Dollar principal redemptions of 665,000,000, resulting in an ending Australian Dollar principal balance of 450,000,000. This equates to 426,127,486 USD.

Net interest, if any, associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Australian Dollars. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Only Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2015		Year ended October 31, 2014		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,300,000	$290,508,116	4,500,000	$426,725,846	5,650,000	$587,082,954

Shares issued	1,400,000	108,329,725	1,000,000	91,514,294	5,500,000	544,431,586

Shares redeemed	(2,150,000)	(166,357,064)	(2,200,000)	(201,328,373)	(6,650,000)	(658,315,705)
Adjustment to period Shares due to currency movement and other	—	(50,349,891)	—	(26,403,651)	—	(46,472,989)

Ending balance	2,550,000	$182,130,886	3,300,000	$290,508,116	4,500,000	$426,725,846

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Australian Dollars held by the Trust (including all unpaid interest, if any, accrued through the preceding day) and calculates the value of the Australian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Australian Dollars, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2015:

	Three months ended October 31, 2015	Three months ended July 31, 2015	Three months ended April 30, 2015	Three months ended January 31, 2015

Income
Interest Income	$723,635	$863,605	$946,190	$1,516,849

Total Income	723,635	863,605	946,190	1,516,849

Expenses
Sponsor’s fee	(180,109)	(196,856)	(197,321)	(261,853)

Total Expenses	(180,109)	(196,856)	(197,321)	(261,853)
Net Income	$543,526	$666,749	$748,869	$1,254,996

Basic and Diluted Earnings per Share	$0.22	$0.26	$0.29	$0.41
Weighted-average Shares Outstanding	2,479,891	2,516,304	2,578,090	3,092,391
Cash Dividends per Share	$0.23	$0.27	$0.33	$0.40

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(4,195)	(28,132)	13,385	(80,040)

Total Comprehensive Income:	$539,331	$638,617	$762,254	$1,174,956

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014

Income
Interest Income	$1,487,116	$1,678,854	$1,706,535	$2,007,104

Total Income	1,487,116	1,678,854	1,706,535	2,007,104

Expenses
Sponsor’s fee	(267,420)	(298,232)	(308,275)	(382,041)

Total Expenses	(267,420)	(298,232)	(308,275)	(382,041)

Net Income	$1,219,696	$1,380,622	$1,398,260	$1,625,063

Basic and Diluted Earnings per Share	$0.41	$0.44	$0.41	$0.39
Weighted-average Shares Outstanding	2,948,913	3,154,348	3,439,888	4,138,043
Cash Dividends per Share	$0.41	$0.44	$0.41	$0.39

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(33,993)	(8,119)	21,684	(58,185)

Total Comprehensive Income:	$1,185,703	$1,372,503	$1,419,944	$1,566,878

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST
By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

	Date:	January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2016
Nikolaos Bonos

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2016
Joseph Arruda

/s/ MICHAEL BYRUM	Director	January 14, 2016
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.