Form 10-Q
period 2016-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2016-03-11
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	January 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$176,837,537	$181,929,740
Australian Dollar deposits, non-interest bearing	—	1,896
Receivable from accrued interest	256,578	260,546

Total Current Assets	$177,094,115	$182,192,182

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$3,393	$—
Redemptions payable	3,540,594	—
Accrued Sponsor’s fee	60,998	61,296

Total Current Liabilities	3,604,985	61,296

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,450,000 and 2,550,000 issued and outstanding, respectively	173,489,130	182,130,886
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$177,094,115	$182,192,182

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015
Income
Interest Income	$797,805	$1,516,849

Total Income	797,805	1,516,849

Expenses
Sponsor’s fee	(183,859)	(261,853)

Total Expenses	(183,859)	(261,853)
Net Income	$613,946	$1,254,996

Basic and Diluted Earnings per Share	$0.24	$0.41
Weighted-average Shares Outstanding	2,551,087	3,092,391
Cash Dividends per Share	$0.24	$0.40

Other Comprehensive Loss:
Currency translation adjustment	(5,633)	(80,040)

Total Comprehensive Income	$608,313	$1,174,956

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Income	613,946	3,214,140
Distributions Paid	(614,995)	(3,292,732)
Adjustment of redeemable capital shares to redemption value	1,049	78,592

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(5,633)	(98,982)
Adjustment of redeemable capital shares to redemption value	5,633	98,982

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015
Cash flows from operating activities
Cash received for accrued income	$799,561	$1,490,892
Cash paid for expenses	(183,632)	(263,485)

Net cash provided by operating activities	615,929	1,227,407

Cash flows from financing activities
Cash received to purchase redeemable shares	7,139,799	4,164,370
Cash paid to redeem redeemable shares	(10,715,555)	(45,797,763)
Cash paid for distributions	(614,995)	(1,242,198)

Net cash used in financing activities	(4,190,751)	(42,875,591)

Adjustment to period cash flows due to currency movement	(1,522,670)	(30,430,213)

Decrease in cash	(5,097,492)	(72,078,397)
Cash at beginning of period	181,931,636	290,103,775

Cash at end of period	$176,834,144	$218,025,378

Reconciliation of net income to net cash provided by operating activities
Net Income	$613,946	$1,254,996
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(256,578)	(463,156)
Prior period receivable from accrued interest	260,546	495,350
Currency translation adjustment	(1,687)	(47,876)
Accrued sponsor fee	60,998	79,102
Prior period accrued sponsor fee	(61,296)	(91,009)

Net cash provided by operating activities	$615,929	$1,227,407

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in U.S. Dollars (“USD”) of the Australian Dollar plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollars. The Trust’s assets primarily consist of Australian Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2016.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Australian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Australian Dollar/USD exchange rate as determined and published by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received or paid on a monthly basis. Any interest below zero for the period is reflected as interest expense.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.07683 per share with an ex-dividend date of February 1, 2016 was paid February 8, 2016.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2016, there were Australian Dollar principal deposits of 10,000,000 and Australian Dollar principal redemptions of 20,000,000, resulting in an ending Australian Dollar principal balance of 245,000,000. This equates to 173,300,786 USD (which includes USD redemptions payable). For the year ended October 31, 2015, there were Australian Dollar principal deposits of 140,000,000 and Australian Dollar principal redemptions of 215,000,000, resulting in an ending Australian Dollar principal balance of 255,000,000. This equates to 181,929,740 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,550,000	$182,130,886	3,300,000	$290,508,116
Shares issued	100,000	7,139,799	1,400,000	108,329,725
Shares redeemed	(200,000)	(14,288,934)	(2,150,000)	(166,357,064)
Adjustment to period Shares due to currency movement and other	—	(1,492,621)	—	(50,349,891)

Ending Balance	2,450,000	$173,489,130	2,550,000	$182,130,886

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2016 was an annual nominal rate of 1.54%. The following chart provides the daily rate paid by the Depository since January 31, 2011:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/4/2016	$0.07986	$72.84	0.11%	1.29%
12/1/2015	$0.08489	$72.55	0.12%	1.43%
11/2/2015	$0.07881	$71.43	0.11%	1.30%

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

Results of Operations

As of October 31, 2015, the number of Australian Dollars owned by the Trust was 255,000,000, resulting in a redeemable capital share value of $182,130,886. During the three months ended January 31, 2016, an additional 100,000 Shares were created in exchange for 10,000,000 Australian Dollars and 200,000 Shares were redeemed in exchange for 20,000,000 Australian Dollars. As of January 31, 2016, the number of Australian Dollars owned by the Trust was 245,000,000, resulting in a redeemable capital Share value of $173,489,130.

A decrease in the Trust’s redeemable capital Share value from $182,130,886 at October 31, 2015 to $173,489,130 at January 31, 2016 was primarily the result of a decrease in the number of Shares outstanding from 2,550,000 at October 31, 2015 to 2,450,000 at January 31, 2016, and a decrease in the Closing Spot Rate from 0.7135 at October 31, 2015 to 0.7074 at January 31, 2016.

Interest income decreased from $1,516,849 for the three months ended January 31, 2015 to $797,805 for the three months ended January 31, 2016, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust coupled with a decrease in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart, the Sponsor’s fee decreased from $261,853 for the three months ended January 31, 2015 to $183,859 for the three months ended January 31, 2016. The only expense of the Trust during the three months ended January 31, 2016 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2016 was $613,946 due to interest income of $797,805 exceeding the Sponsor’s fee of $183,859.

Cash dividends per Share decreased from $0.40 for the three months ended January 31, 2015 to $0.24 per Share for the three months ended January 31, 2016. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository coupled with a decrease in the Closing Spot rate as set forth previously in the “Closing Spot Rate” chart.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2016, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2015 – 11/30/2015	—	$—
12/01/2015 – 12/31/2015	100,000	$72.45
01/01/2016 – 01/31/2016	100,000	$70.41

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186439) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: March 11, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)