Form 10-Q
period 2016-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2016-06-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2016 and October 31, 2015	2

Statements of Comprehensive Income for the three months ended April 30, 2016, the three months ended April 30, 2015, the six months ended April 30, 2016 and the six months ended April 30, 2015	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2016 and the year ended October 31, 2015	4

Statements of Cash Flows for the six months ended April 30, 2016 and the six months ended April 30, 2015	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	April 30, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$179,340,302	$181,929,740
Australian Dollar deposits, non-interest bearing	—	1,896
Receivable from accrued interest	229,456	260,546

Total Current Assets	$179,569,758	$182,192,182

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$58,829	$61,296

Total Current Liabilities	58,829	61,296

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,350,000 and 2,550,000 issued and outstanding, respectively	179,510,929	182,130,886
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$179,569,758	$182,192,182

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015
Income
Interest Income	$692,867	$946,190	$1,490,672	$2,463,038

Total Income	692,867	946,190	1,490,672	2,463,038

Expenses
Sponsor’s fee	(175,173)	(197,321)	(359,032)	(459,173)

Total Expenses	(175,173)	(197,321)	(359,032)	(459,173)
Net Income	$517,694	$748,869	$1,131,640	$2,003,865

Basic and Diluted Earnings per Share	$0.22	$0.29	$0.46	$0.71
Weighted-average Shares Outstanding	2,388,333	2,578,090	2,470,604	2,839,503
Cash Dividends per Share	$0.23	$0.33	$0.47	$0.73

Other Comprehensive Income/(Loss):
Currency translation adjustment	13,754	13,385	8,121	(66,655)

Total Comprehensive Income	$531,448	$762,254	$1,139,761	$1,937,210

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Income	1,131,640	3,214,140
Distributions Paid	(1,163,436)	(3,292,732)
Adjustment of redeemable capital shares to redemption value	31,796	78,592

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	8,121	(98,982)
Adjustment of redeemable capital shares to redemption value	(8,121)	98,982

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2016	Six months ended April 30, 2015
Cash flows from operating activities
Cash received for accrued income	$1,540,106	$2,587,064
Cash paid for expenses	(365,712)	(476,197)

Net cash provided by operating activities	1,174,394	2,110,867

Cash flows from financing activities
Cash received to purchase redeemable shares	7,285,815	36,213,921
Cash paid to redeem redeemable shares	(21,868,709)	(76,434,386)
Cash paid for distributions	(1,163,436)	(2,075,496)

Net cash used in financing activities	(15,746,330)	(42,295,961)

Adjustment to period cash flows due to currency movement	11,980,602	(29,033,684)

Decrease in cash	(2,591,334)	(69,218,778)
Cash at beginning of period	181,931,636	290,103,775

Cash at end of period	$179,340,302	$220,884,997

Reconciliation of net income to net cash provided by operating activities
Net Income	$1,131,640	$2,003,865
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(229,456)	(307,310)
Prior period receivable from accrued interest	260,546	495,350
Currency translation adjustment	14,131	(53,561)
Accrued sponsor fee	58,829	63,532
Prior period accrued sponsor fee	(61,296)	(91,009)

Net cash provided by operating activities	$1,174,394	$2,110,867

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.07225 per share with an ex-dividend date of May 2, 2016 was paid May 9, 2016.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2016, there were Australian Dollar principal deposits of 10,000,000 and Australian Dollar principal redemptions of 30,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 179,340,302 USD. For the year ended October 31, 2015, there were Australian Dollar principal deposits of 140,000,000 and Australian Dollar principal redemptions of 215,000,000, resulting in an ending Australian Dollar principal balance of 255,000,000. This equates to 181,929,740 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,550,000	$182,130,886	3,300,000	$290,508,116
Shares issued	100,000	7,285,815	1,400,000	108,329,725
Shares redeemed	(300,000)	(21,868,709)	(2,150,000)	(166,357,064)
Adjustment to period Shares due to currency movement and other	—	11,962,937	—	(50,349,891)

Ending Balance	2,350,000	$179,510,929	2,550,000	$182,130,886

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2016 was an annual nominal rate of 1.60%. The following chart provides the daily rate paid by the Depository since April 30, 2011:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2016	$0.08143	$77.01	0.11%	1.25%
3/1/2016	$0.06383	$71.49	0.09%	1.13%
2/1/2016	$0.07683	$70.81	0.11%	1.28%

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

Results of Operations

As of October 31, 2015, the number of Australian Dollars owned by the Trust was 255,000,000, resulting in a redeemable capital share value of $182,130,886. During the six months ended April 30, 2016, an additional 100,000 Shares were created in exchange for 10,000,000 Australian Dollars and 300,000 Shares were redeemed in exchange for 30,000,000 Australian Dollars. As of April 30, 2016, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital Share value of $179,510,929.

A decrease in the Trust’s redeemable capital Share value from $182,130,886 at October 31, 2015 to $179,510,929 at April 30, 2016 was primarily the result of a decrease in the number of Shares outstanding from 2,550,000 at October 31, 2015 to 2,350,000 at April 30, 2016. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 0.7135 at October 31, 2015 to 0.7632 at April 30, 2016.

Interest income decreased from $946,190 for the three months ended April 30, 2015 to $692,867 for the three months ended April 30, 2016, and decreased from $2,463,038 for the six months ended April 30, 2015 to $1,490,672 for the six months ended April 30, 2016, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $197,321 for the three months ended April 30, 2015 to $175,173 for the three months ended April 30, 2016, and decreased from $459,173 for the six months ended April 30, 2015 to $359,032 for the six months ended April 30, 2016. The only expense of the Trust during the three months and six months ended April 30, 2016 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2016 was $517,694 due to interest income of $692,867 exceeding the Sponsor’s fee of $175,173. The Trust’s net income for the six months ended April 30, 2016 was $1,131,640 due to interest income of $1,490,672 exceeding the Sponsor’s fee of $359,032.

Cash dividends per Share decreased from $0.33 for the three months ended April 30, 2015 to $0.23 per Share for the three months ended April 30, 2016, and cash dividends per Share decreased from $0.73 for the six months ended April 30, 2015 to $0.47 per Share for the six months ended April 30, 2016. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2016, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2016 – 02/29/2016	—	$—
03/01/2016 – 03/31/2016	100,000	$74.59
04/01/2016 – 04/30/2016	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186439) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: June 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)