Form 10-Q
period 2016-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2016-09-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$178,611,738	$181,929,740
Australian Dollar deposits, non-interest bearing	718	1,896
Receivable from accrued interest	221,313	260,546

Total Current Assets	$178,833,769	$182,192,182

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$60,252	$61,296

Total Current Liabilities	60,252	61,296

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,350,000 and 2,550,000 issued and outstanding, respectively	178,773,517	182,130,886
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$178,833,769	$182,192,182

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Income
Interest Income	$627,072	$863,605	$2,117,744	$3,326,643

Total Income	627,072	863,605	2,117,744	3,326,643

Expenses
Sponsor’s fee	(174,819)	(196,856)	(533,851)	(656,029)

Total Expenses	(174,819)	(196,856)	(533,851)	(656,029)
Net Income	$452,253	$666,749	$1,583,893	$2,670,614

Basic and Diluted Earnings per Share	$0.19	$0.26	$0.65	$0.98
Weighted-average Shares Outstanding	2,345,109	2,516,304	2,428,467	2,730,586
Cash Dividends per Share	$0.20	$0.27	$0.67	$1.01

Other Comprehensive Income/(Loss):
Currency translation adjustment	11,377	(28,132)	19,498	(94,787)

Total Comprehensive Income	$463,630	$638,617	$1,603,391	$2,575,827

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Income	1,583,893	3,214,140
Distributions Paid	(1,623,276)	(3,292,732)
Adjustment of redeemable capital shares to redemption value	39,383	78,592

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	19,498	(98,982)
Adjustment of redeemable capital shares to redemption value	(19,498)	98,982

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash received for accrued income	$2,175,947	$3,429,820
Cash paid for expenses	(539,060)	(667,235)

Net cash provided by operating activities	1,636,887	2,762,585

Cash flows from financing activities
Cash received to purchase redeemable shares	10,993,512	83,171,855
Cash paid to redeem redeemable shares	(25,664,378)	(146,525,819)
Cash paid for distributions	(1,623,276)	(2,747,430)

Net cash used in financing activities	(16,294,142)	(66,101,394)

Adjustment to period cash flows due to currency movement	11,338,075	(43,181,578)

Decrease in cash	(3,319,180)	(106,520,387)
Cash at beginning of period	181,931,636	290,103,775

Cash at end of period	$178,612,456	$183,583,388

Reconciliation of net income to net cash provided by in operating activities
Net Income	$1,583,893	$2,670,614
Adjustments to reconcile net income to net cash provided by in operating activities:
Receivable from accrued interest	(221,313)	(293,842)
Prior period receivable from accrued interest	260,546	495,350
Currency translation adjustment	14,805	(82,065)
Accrued sponsor fee	60,252	63,537
Prior period accrued sponsor fee	(61,296)	(91,009)

Net cash provided by operating activities	$1,636,887	$2,762,585

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.06875 per share with an ex-dividend date of August 1, 2016 was paid August 8, 2016.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2016, there were Australian Dollar principal deposits of 15,000,000 and Australian Dollar principal redemptions of 35,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 178,611,738 USD. For the year ended October 31, 2015, there were Australian Dollar principal deposits of 140,000,000 and Australian Dollar principal redemptions of 215,000,000, resulting in an ending Australian Dollar principal balance of 255,000,000. This equates to 181,929,740 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2016		Year ended
	(Unaudited)		October 31, 2015
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,550,000	$182,130,886	3,300,000	$290,508,116
Shares issued	150,000	10,993,512	1,400,000	108,329,725
Shares redeemed	(350,000)	(25,664,378)	(2,150,000)	(166,357,064)
Adjustment to period Shares due to currency movement and other	—	11,313,497	—	(50,349,891)

Ending Balance	2,350,000	$178,773,517	2,550,000	$182,130,886

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of 1.26%. The following chart provides the daily rate paid by the Depository since July 31, 2011:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2016	$0.06085	$74.83	0.08%	0.99%
6/1/2016	$0.06348	$72.47	0.09%	1.03%
5/2/2016	$0.07225	$76.26	0.09%	1.16%

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

Results of Operations

As of October 31, 2015, the number of Australian Dollars owned by the Trust was 255,000,000, resulting in a redeemable capital share value of $182,130,886. During the nine months ended July 31, 2016, an additional 150,000 Shares were created in exchange for 15,000,000 Australian Dollars and 350,000 Shares were redeemed in exchange for 35,000,000 Australian Dollars. As of July 31, 2016, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital Share value of $178,773,517.

A decrease in the Trust’s redeemable capital Share value from $182,130,886 at October 31, 2015 to $178,773,517 at July 31, 2016 was primarily the result of a decrease in the number of Shares outstanding from 2,550,000 at October 31, 2015 to 2,350,000 at July 31, 2016. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 0.7135 at October 31, 2015 to 0.7601 at July 31, 2016.

Interest income decreased from $863,605 for the three months ended July 31, 2015 to $627,072 for the three months ended July 31, 2016, and decreased from $3,326,643 for the nine months ended July 31, 2015 to $2,117,744 for the nine months ended July 31, 2016, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $196,856 for the three months ended July 31, 2015 to $174,819 for the three months ended July 31, 2016, and decreased from $656,029 for the nine months ended July 31, 2015 to $533,851 for the nine months ended July 31, 2016. The only expense of the Trust during the three months and nine months ended July 31, 2016 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2016 was $452,253 due to interest income of $627,072 exceeding the Sponsor’s fee of $174,819. The Trust’s net income for the nine months ended July 31, 2016 was $1,583,893 due to interest income of $2,117,744 exceeding the Sponsor’s fee of $533,851.

Cash dividends per Share decreased from $0.27 for the three months ended July 31, 2015 to $0.20 per Share for the three months ended July 31, 2016, and cash dividends per Share decreased from $1.01 for the nine months ended July 31, 2015 to $0.67 per Share for the nine months ended July 31, 2016. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2016, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2016 – 05/31/2016	—	$—
06/01/2016 – 06/30/2016	50,000	$74.99
07/01/2016 – 07/31/2016	—	$—

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

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)