Form 10-K
period 2016-10-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2017-01-12
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 2,350,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2016 as reported by NYSE Arca on that date: $178,811,500.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2016: 2,400,000

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $713,817 for the fiscal year ended October 31, 2016.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Australian Dollar/USD exchange rate as determined by The WM Company at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

If the Depository becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Australian Dollars held in the Deposit Accounts.

Australian Dollars deposited in the Deposit Accounts by an Authorized Participant are commingled with Australian Dollars deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Australian Dollars held in the Deposit Accounts are not segregated from the Depository’s other assets. The Trust has no proprietary rights in or to any specific Australian Dollars held by the Depository and will be an unsecured creditor of the Depository with respect to the Australian Dollars held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Australian Dollars deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

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

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2016 and October 31, 2015:

Fiscal Year Ended October 31, 2016:	High	Low
Quarter Ended
January 31, 2016	$73.48	$68.66
April 30, 2016	$78.26	$70.53
July 31, 2016	$76.61	$71.84
October 31, 2016	$77.22	$74.66

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$87.67	$77.79
April 30, 2015	$80.29	$75.76
July 31, 2015	$81.06	$72.83
October 31, 2015	$74.12	$69.25

The number of record holders of Shares of the registrant as of November 30, 2016 was approximately 83.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	$—
September	50,000	$75.75
October	50,000	$76.94

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2016		Fiscal Year Ended October 31, 2015
November 2, 2015	$0.07881	November 3, 2014	$0.13266
December 1, 2015	$0.08489	December 1, 2014	$0.13010
January 1, 2016	$0.07986	January 1, 2015	$0.13510
February 1, 2016	$0.07683	February 2, 2015	$0.12816
March 1, 2016	$0.06383	March 2, 2015	$0.08781
April 1, 2016	$0.08143	April 1, 2015	$0.10042
May 2, 2016	$0.07225	May 1, 2015	$0.09978
June 1, 2016	$0.06348	June 1, 2015	$0.08625
July 1, 2016	$0.06085	July 1, 2015	$0.08132
August 1, 2016	$0.06875	August 3, 2015	$0.08993
September 1, 2016	$0.04064	September 1, 2015	$0.06739
October 3, 2016	$0.03676	October 1, 2015	$0.06922

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

Following are financial highlights for the fiscal years ended October 31, 2016, October 31, 2015, October 31, 2014, October 31, 2013 and October 31, 2012.

	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012
Income
Interest income	$2,576,284	$4,050,279	$6,879,609	$12,552,609	$25,573,695

Total Income	2,576,284	4,050,279	6,879,609	12,552,609	25,573,695

Expenses
Sponsor’s fee	(713,817)	(836,139)	(1,255,968)	(2,040,095)	(2,781,546)

Total Expenses	(713,817)	(836,139)	(1,255,968)	(2,040,095)	(2,781,546)
Net Income	$1,862,467	$3,214,140	$5,623,641	$10,512,514	$22,792,149

Basic and Diluted Earnings per Share	$0.77	$1.20	$1.64	$2.06	$3.40
Weighted-average Shares Outstanding	2,409,016	2,667,397	3,420,137	5,103,151	6,701,776
Cash Dividends per Share	$0.81	$1.25	$1.65	$2.13	$3.57

Other Comprehensive Income/(Loss):
Currency translation adjustment	19,516	(98,982)	(78,613)	(86,217)	421,050

Total Comprehensive Income	$1,881,983	$3,115,158	$5,545,028	$10,426,297	$23,213,199

As of October 31, 2016, total assets were $178,980,152, and for the fiscal year ended October 31, 2016, net cash flows were $(3,109,064).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2016 was an annual nominal rate of 1.08%. The following chart provides the daily rate paid by the Depository since October 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Australian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/3/2016	$0.03676	$76.56	0.05%	0.59%
9/1/2016	$0.04064	$75.20	0.05%	0.64%
8/1/2016	$0.06875	$76.07	0.09%	1.10%

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

Results of Operations

As of October 31, 2014, the number of Australian Dollars owned by the Trust was 330,000,000, resulting in a redeemable capital share value of $290,508,116. During the year ended October 31, 2015, an additional 1,400,000 shares were created in exchange for 140,000,000 Australian Dollars and 2,150,000 shares were redeemed in exchange for 215,000,000 Australian Dollars. As of October 31, 2015, the number of Australian Dollars owned by the Trust was 255,000,000, resulting in a redeemable capital share value of $182,130,886. During the year ended October 31, 2016, an additional 250,000 shares were created in exchange for 25,000,000 Australian Dollars and 450,000 shares were redeemed in exchange for 45,000,000 Australian Dollars. As of October 31, 2016, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital share value of $178,918,567.

A decrease in the Trust’s redeemable capital share value from $182,130,886 at October 31, 2015 to $178,918,567 at October 31, 2016, was primarily the result of a decrease in the number of shares outstanding from 2,550,000 at October 31, 2015 to 2,350,000 at October 31, 2016. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 0.7135 at October 31, 2015 to 0.7610 at October 31, 2016. A decrease in the Trust’s redeemable capital share value from to $290,508,116 at October 31, 2014 to $182,130,886 at October 31, 2015, was primarily the result of a decrease in the number of shares outstanding from 3,300,000 at October 31, 2014 to 2,550,000 at October 31, 2015, and a decrease in the Closing Spot Rate from 0.8790 at October 31, 2014 to 0.7135 at October 31, 2015.

Interest income decreased from $4,050,279 for the year ended October 31, 2015 to $2,576,284 for the year ended October 31, 2016 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $6,879,609 for the year ended October 31, 2014 to $4,050,279 for the year ended October 31, 2015 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $836,139 for the year ended October 31, 2015 to $713,817 for the year ended October 31, 2016. The only expense of the Trust during the year ended October 31, 2016 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $1,255,968 for the year ended October 31, 2014 to $836,139 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2016 was $1,862,467, due to interest income of $2,576,284 exceeding the Sponsor’s fee of $713,817. The Trust’s net income for the year ended October 31, 2015 was $3,214,140 due to interest income of $4,050,279 exceeding the Sponsor’s fee of $836,139. The Trust’s net income for the year ended October 31, 2014 was $5,623,641, due to interest income of $6,879,609 exceeding the Sponsor’s fee of $1,255,968.

Cash dividends per Share decreased from $1.25 per Share for the year ended October 31, 2015 to $0.81 per Share for the year ended October 31, 2016. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $1.65 per Share for the year ended October 31, 2014 to $1.25 per Share for the year ended October 31, 2015. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2016.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

John Sullivan and Keith Kemp serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of John Sullivan, Keith Kemp and Michael Byrum.

John Sullivan, age 61, has been the Chief Executive Officer of the Sponsor since September 2016. Mr. Sullivan has been Senior Managing Director of the Sponsor since 2010. Mr. Sullivan has also served as Chief Financial Officer, Chief Accounting Officer and Treasurer of certain funds in the Guggenheim fund complex since 2010. Mr. Sullivan served as Managing Director and Chief Compliance Officer of each of the funds in the Van Kampen Investments, Inc. fund complex from 2004 to 2010 and as Chief Financial Officer and Treasurer of the Van Kampen Investments, Inc. fund complex from 1996 to 2004. Mr. Sullivan also served as Managing Director and Head of Fund Accounting and Administration for Morgan Stanley Investment Management from 2002 to 2004. Mr. Sullivan holds a Master of Business Administration degree in Finance from DePaul University and a Bachelor of Business Administration degree in Accounting from Western Illinois University.

Keith Kemp, age 56, has been the Chief Financial Officer of the Sponsor since September 2016. Mr. Kemp has served as Managing Director of Guggenheim Partners Investment Management, LLC from April 2015 to the present and as Director of Guggenheim Partners Investment Management, LLC from 2010 to 2015. Mr. Kemp has also served as Treasurer and Assistant Treasurer of certain funds in the Guggenheim fund complex since 2010 and 2016, respectively. Mr. Kemp served as Managing Director of Transparent Value, LLC from 2015 to 2016 and as Director of Transparent Value, LLC from 2010 to 2015. Mr. Kemp also served as Chief Operating Officer of Macquarie Capital Investment Management from 2007 to 2009. Mr. Kemp holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego.

Michael Byrum, 46, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2016 and October 31, 2015:

	2016	2015
Audit Fees	$25,988	$25,231
Audit-related fees	0	4,200
Tax fees	0	0
All other Fees	0	0

	$25,988	$29,431

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement, dated as of March 25, 2010 among Knight Clearing Services, LLC, the Bank of New York and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form Participant Agreements among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2016 and 2015, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Australian Dollar Trust at October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Australian Dollar Trust’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 12, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Australian Dollar Trust:

We have audited CurrencyShares® Australian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Australian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2016 and 2015, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016 of CurrencyShares® Australian Dollar Trust and our report dated January 12, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2016	October 31, 2015
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$178,823,221	$181,929,740
Australian Dollar deposits, non-interest bearing	—	1,896
Receivable from accrued interest	156,931	260,546

Total Current Assets	$178,980,152	$182,192,182

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$649	$—
Accrued Sponsor’s fee	60,936	61,296

Total Current Liabilities	61,585	61,296

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,350,000 and 2,550,000 issued and outstanding, respectively	178,918,567	182,130,886
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$178,980,152	$182,192,182

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Income
Interest Income	$2,576,284	$4,050,279	$6,879,609

Total Income	2,576,284	4,050,279	6,879,609

Expenses
Sponsor’s fee	(713,817)	(836,139)	(1,255,968)

Total Expenses	(713,817)	(836,139)	(1,255,968)

Net Income	$1,862,467	$3,214,140	$5,623,641

Basic and Diluted Earnings per Share	$0.77	$1.20	$1.64
Weighted-average Shares Outstanding	2,409,016	2,667,397	3,420,137
Cash Dividends per Share	$0.81	$1.25	$1.65

Other Comprehensive Income/(Loss):
Currency translation adjustment	19,516	(98,982)	(78,613)

Total Comprehensive Income	$1,881,983	$3,115,158	$5,545,028

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	1,862,467	3,214,140	5,623,641
Distributions Paid	(1,972,470)	(3,292,732)	(5,637,628)
Adjustment of redeemable capital shares to redemption value	110,003	78,592	13,987

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	19,516	(98,982)	(78,613)
Adjustment of redeemable capital shares to redemption value	(19,516)	98,982	78,613

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Cash flows from operating activities
Cash received for accrued income	$2,705,770	$4,156,034	$7,077,774
Cash paid for expenses	(718,687)	(846,019)	(1,300,672)

Net cash provided by operating activities	1,987,083	3,310,015	5,777,102

Cash flows from financing activities
Cash received to purchase redeemable shares	18,499,561	108,329,725	91,514,294
Cash paid to redeem redeemable shares	(33,314,772)	(166,357,064)	(201,328,373)
Cash paid for distributions	(1,972,470)	(3,292,732)	(5,637,628)

Net cash used in financing activities	(16,787,681)	(61,320,071)	(115,451,707)

Adjustment to period cash flows due to currency movement	11,691,534	(50,162,083)	(26,354,927)

Decrease in cash	(3,109,064)	(108,172,139)	(136,029,532)
Cash at beginning of year	181,931,636	290,103,775	426,133,307

Cash at end of year	$178,822,572	$181,931,636	$290,103,775

Reconciliation of net income to net cash provided by in operating activities
Net Income	$1,862,467	$3,214,140	$5,623,641
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(156,931)	(260,546)	(495,350)
Prior period receivable from accrued interest	260,546	495,350	736,066
Currency translation adjustment	21,361	(109,216)	(34,737)
Accrued sponsor fee	60,936	61,296	91,009
Prior period accrued sponsor fee	(61,296)	(91,009)	(143,527)

Net cash provided by operating activities	$1,987,083	$3,310,015	$5,777,102

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Australian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Australian Dollar/USD exchange rate as determined and published by The WM Company at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.04052 per share with an ex-dividend date of November 1, 2016 was paid November 8, 2016.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2016, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 45,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 178,823,221 USD. For the year ended October 31, 2015, there were Australian Dollar principal deposits of 140,000,000 and Australian Dollar principal redemptions of 215,000,000, resulting in an ending Australian Dollar principal balance of 255,000,000. This equates to 181,929,740 USD. For the year ended October 31, 2014, there were Australian Dollar principal deposits of 100,000,000 and Australian Dollar principal redemptions of 220,000,000, resulting in an ending Australian Dollar principal balance of 330,000,000. This equates to 290,070,109 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2016		Year ended October 31, 2015		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,550,000	$182,130,886	3,300,000	$290,508,116	4,500,000	$426,725,846
Shares issued	250,000	18,499,561	1,400,000	108,329,725	1,000,000	91,514,294
Shares redeemed	(450,000)	(33,314,772)	(2,150,000)	(166,357,064)	(2,200,000)	(201,328,373)
Adjustment to period Shares due to currency movement and other	—	11,602,892	—	(50,349,891)	—	(26,403,651)

Ending balance	2,350,000	$178,918,567	2,550,000	$182,130,886	3,300,000	$290,508,116

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2016:

	Three months ended October 31, 2016	Three months ended July 31, 2016	Three months ended April 30, 2016	Three months ended January 31, 2016
Income
Interest Income	$458,540	$627,072	$692,867	$797,805

Total Income	458,540	627,072	692,867	797,805

Expenses
Sponsor’s fee	(179,966)	(174,819)	(175,173)	(183,859)

Total Expenses	(179,966)	(174,819)	(175,173)	(183,859)

Net Income	$278,574	$452,253	$517,694	$613,946

Basic and Diluted Earnings per Share	$0.12	$0.19	$0.22	$0.24
Weighted-average Shares Outstanding	2,351,087	2,345,109	2,388,333	2,551,087
Cash Dividends per Share	$0.15	$0.20	$0.23	$0.24

Other Comprehensive Income/(Loss):
Currency translation adjustment	18	11,377	13,754	(5,633)

Total Comprehensive Income	$278,592	$463,630	$531,448	$608,313

Fiscal Period Ended October 31, 2015:

	Three months ended October 31, 2015	Three months ended July 31, 2015	Three months ended April 30, 2015	Three months ended January 31, 2015
Income
Interest Income	$723,635	$863,605	$946,190	$1,516,849

Total Income	723,635	863,605	946,190	1,516,849

Expenses
Sponsor’s fee	(180,109)	(196,856)	(197,321)	(261,853)

Total Expenses	(180,109)	(196,856)	(197,321)	(261,853)

Net Income	$543,526	$666,749	$748,869	$1,254,996

Basic and Diluted Earnings per Share	$0.22	$0.26	$0.29	$0.41
Weighted-average Shares Outstanding	2,479,891	2,516,304	2,578,090	3,092,391
Cash Dividends per Share	$0.23	$0.27	$0.33	$0.40

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(4,195)	(28,132)	13,385	(80,040)

Total Comprehensive Income	$539,331	$638,617	$762,254	$1,174,956

6.	Sponsor’s Fee

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

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

By	Guggenheim Specialized Products, LLC Sponsor of the CurrencyShares®
Australian Dollar Trust

	By:	/s/ JOHN SULLIVAN
John Sullivan
Chief Executive Officer

Date: January 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ JOHN SULLIVAN John Sullivan	Director and Chief Executive Officer (principal executive officer)	January 12, 2017

/s/ KEITH KEMP Keith Kemp	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 12, 2017

/s/ MICHAEL BYRUM Michael Byrum	Director	January 12, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.