Form 10-Q
period 2017-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2017-03-13
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	January 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$178,400,213	$178,823,221
Australian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	206,187	156,931

Total Current Assets	$178,606,400	$178,980,152

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$809	$649
Accrued Sponsor’s fee	61,054	60,936

Total Current Liabilities	61,863	61,585

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,350,000 issued and outstanding	178,544,537	178,918,567
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$178,606,400	$178,980,152

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Income
Interest Income	$559,049	$797,805

Total Income	559,049	797,805

Expenses
Sponsor’s fee	(175,456)	(183,859)

Total Expenses	(175,456)	(183,859)
Net Income	$383,593	$613,946

Basic and Diluted Earnings per Share	$0.16	$0.24
Weighted-average Shares Outstanding	2,343,478	2,551,087
Cash Dividends per Share	$0.15	$0.24

Other Comprehensive Income/(Loss):
Currency translation adjustment	8,075	(5,633)

Total Comprehensive Income	$391,668	$608,313

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Income	383,593	1,862,467
Distributions Paid	(340,276)	(1,972,470)
Adjustment of redeemable capital shares to redemption value	(43,317)	110,003

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	8,075	19,516
Adjustment of redeemable capital shares to redemption value	(8,075)	(19,516)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Cash flows from operating activities
Cash received for accrued income	$510,445	$799,561
Cash paid for expenses	(175,199)	(183,632)

Net cash provided by operating activities	335,246	615,929

Cash flows from financing activities
Cash received to purchase redeemable shares	14,883,020	7,139,799
Cash paid to redeem redeemable shares	(14,878,149)	(10,715,555)
Cash paid for distributions	(340,276)	(614,995)

Net cash used in financing activities	(335,405)	(4,190,751)

Adjustment to period cash flows due to currency movement	(423,009)	(1,522,670)

Decrease in cash	(423,168)	(5,097,492)
Cash at beginning of period	178,822,572	181,931,636

Cash at end of period	$178,399,404	$176,834,144

Reconciliation of net income to net cash provided by operating activities
Net Income	$383,593	$613,946
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(206,187)	(256,578)
Prior period receivable from accrued interest	156,931	260,546
Currency translation adjustment	791	(1,687)
Accrued sponsor fee	61,054	60,998
Prior period accrued sponsor fee	(60,936)	(61,296)

Net cash provided by operating activities	$335,246	$615,929

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 12, 2017.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.06128 per share with an ex-dividend date of February 1, 2017 was paid February 8, 2017.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2017, there were Australian Dollar principal deposits of 20,000,000 and Australian Dollar principal redemptions of 20,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 178,400,213 USD. For the year ended October 31, 2016, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 45,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 178,823,221 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,350,000	$178,918,567	2,550,000	$182,130,886
Shares Issued	200,000	14,883,020	250,000	18,499,561
Shares Redeemed	(200,000)	(14,878,149)	(450,000)	(33,314,772)
Adjustment to period Shares due to currency movement and other	—	(378,901)	—	11,602,892

Ending Balance	2,350,000	$178,544,537	2,350,000	$178,918,567

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2017 was an annual nominal rate of 0.98%. The following chart provides the daily rate paid by the Depository since January 31, 2012:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2017	$0.05539	$72.21	0.08%	0.90%
12/1/2016	$0.04641	$74.03	0.06%	0.76%
11/1/2016	$0.04052	$76.60	0.05%	0.62%

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

Results of Operations

As of October 31, 2016, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital share value of $178,918,567. During the three months ended January 31, 2017, an additional 200,000 Shares were created in exchange for 20,000,000 Australian Dollars and 200,000 Shares were redeemed in exchange 20,000,000 Australian Dollars. As of January 31, 2017, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital Share value of $178,544,537.

A decrease in the Trust’s redeemable capital Share value from $178,918,567 at October 31, 2016 to $178,544,537 at January 31, 2017 was primarily the result of a decrease in the Closing Spot Rate from 0.7610 at October 31, 2016 to 0.7591 at January 31, 2017.

Interest income decreased from $797,805 for the three months ended January 31, 2016 to $559,049 for the three months ended January 31, 2017, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $183,859 for the three months ended January 31, 2016 to $175,456 for the three months ended January 31, 2017. This decrease was partially offset by an increase in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart. The only expense of the Trust during the three months ended January 31, 2017 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2017 was $383,593 due to interest income of $559,049 exceeding the Sponsor’s fee of $175,456.

Cash dividends per Share decreased from $0.24 for the three months ended January 31, 2016 to $0.15 per Share for the three months ended January 31, 2017. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. This decrease was partially offset by an increase in the Closing Spot rate as set forth previously in the “Closing Spot Rate” chart.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2017.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2017, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2016 – 11/30/2016	—	$—
12/01/2016 – 12/31/2016	150,000	$73.14
01/01/2017 – 01/31/2017	50,000	$75.68

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

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: March 13, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)