Form 10-Q
period 2017-04-30
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2017-06-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2017 and October 31, 2016	2

Statements of Comprehensive Income for the three months ended April 30, 2017, the three months ended April 30, 2016, the six months ended April 30, 2017 and the six months ended April 30, 2016	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2017 and the year ended October 31, 2016	4

Statements of Cash Flows for the six months ended April 30, 2017 and the six months ended April 30, 2016	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	April 30, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$168,266,193	$178,823,221
Australian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	177,240	156,931

Total Current Assets	$168,443,433	$178,980,152

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$649
Accrued Sponsor’s fee	55,345	60,936

Total Current Liabilities	55,345	61,585

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,250,000 and 2,350,000 issued and outstanding, respectively	168,388,088	178,918,567
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$168,443,433	$178,980,152

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Income
Interest Income	$525,897	$692,867	$1,084,946	$1,490,672

Total Income	525,897	692,867	1,084,946	1,490,672

Expenses
Sponsor’s fee	(168,750)	(175,173)	(344,206)	(359,032)

Total Expenses	(168,750)	(175,173)	(344,206)	(359,032)
Net Income	$357,147	$517,694	$740,740	$1,131,640

Basic and Diluted Earnings per Share	$0.16	$0.22	$0.32	$0.46
Weighted-average Shares Outstanding	2,269,663	2,388,333	2,307,182	2,470,604
Cash Dividends per Share	$0.17	$0.23	$0.31	$0.47

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(5,941)	13,754	2,134	8,121

Total Comprehensive Income	$351,206	$531,448	$742,874	$1,139,761

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Income	740,740	1,862,467
Distributions Paid	(716,437)	(1,972,470)
Adjustment of redeemable capital shares to redemption value	(24,303)	110,003

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	2,134	19,516
Adjustment of redeemable capital shares to redemption value	(2,134)	(19,516)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2017	Six months ended April 30, 2016
Cash flows from operating activities
Cash received for accrued income	$1,062,180	$1,540,106
Cash paid for expenses	(348,847)	(365,712)

Net cash provided by operating activities	713,333	1,174,394

Cash flows from financing activities
Cash received to purchase redeemable shares	15,051,167	7,285,815
Cash paid to redeem redeemable shares	(22,566,422)	(21,868,709)
Cash paid for distributions	(716,437)	(1,163,436)

Net cash used in financing activities	(8,231,692)	(15,746,330)

Adjustment to period cash flows due to currency movement	(3,038,020)	11,980,602

Decrease in cash	(10,556,379)	(2,591,334)
Cash at beginning of period	178,822,572	181,931,636

Cash at end of period	$168,266,193	$179,340,302

Reconciliation of net income to net cash provided by operating activities
Net Income	$740,740	$1,131,640
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(177,240)	(229,456)
Prior period receivable from accrued interest	156,931	260,546
Currency translation adjustment	(1,507)	14,131
Accrued sponsor fee	55,345	58,829
Prior period accrued sponsor fee	(60,936)	(61,296)

Net cash provided by operating activities	$713,333	$1,174,394

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.05418 per share with an ex-dividend date of May 1, 2017 was paid May 8, 2017.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2017, there were Australian Dollar principal deposits of 20,000,000 and Australian Dollar principal redemptions of 30,000,000, resulting in an ending Australian Dollar principal balance of 225,000,000. This equates to 168,266,193 USD. For the year ended October 31, 2016, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 45,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 178,823,221 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,350,000	$178,918,567	2,550,000	$182,130,886
Shares issued	200,000	15,051,167	250,000	18,499,561
Shares redeemed	(300,000)	(22,566,422)	(450,000)	(33,314,772)
Adjustment to period Shares due to currency movement and other	—	(3,015,224)	—	11,602,892

Ending Balance	2,250,000	$168,388,088	2,350,000	$178,918,567

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2017 was an annual nominal rate of 1.17%. The following chart provides the daily rate paid by the Depository since April 30, 2012:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/3/2017	$0.05431	$76.00	0.07%	0.84%
3/1/2017	$0.04824	$76.52	0.06%	0.82%
2/1/2017	$0.06128	$75.62	0.08%	0.95%

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

Results of Operations

As of October 31, 2016, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital share value of $178,918,567. During the six months ended April 30, 2017, an additional 200,000 Shares were created in exchange for 20,000,000 Australian Dollars and 300,000 Shares were redeemed in exchange 30,000,000 Australian Dollars. As of April 30, 2017, the number of Australian Dollars owned by the Trust was 225,000,000, resulting in a redeemable capital Share value of $168,388,088.

A decrease in the Trust’s redeemable capital Share value from $178,918,567 at October 31, 2016 to $168,388,088 at April 30, 2017 was primarily the result of a decrease in the number of Shares outstanding from 2,350,000 at October 31, 2016 to 2,250,000 at April 30, 2017 coupled with a decrease in the Closing Spot Rate from 0.7610 at October 31, 2016 to 0.7479 at April 30, 2017.

Interest income decreased from $692,867 for the three months ended April 30, 2016 to $525,897 for the three months ended April 30, 2017, and decreased from $1,490,672 for the six months ended April 30, 2016 to $1,084,946 for the six months ended April 30, 2017, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $175,173 for the three months ended April 30, 2016 to $168,750 for the three months ended April 30, 2017, and decreased from $359,032 for the six months ended April 30, 2016 to $344,206 for the six months ended April 30, 2017. This decrease was partially offset by an increase in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart. The only expense of the Trust during the three months and six months ended April 30, 2017 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2017 was $357,147 due to interest income of $525,897 exceeding the Sponsor’s fee of $168,750. The Trust’s net income for the six months ended April 30, 2017 was $740,740 due to interest income of $1,084,946 exceeding the Sponsor’s fee of $344,206.

Cash dividends per Share decreased from $0.23 for the three months ended April 30, 2016 to $0.17 per Share for the three months ended April 30, 2017, and cash dividends per Share decreased from $0.47 for the six months ended April 30, 2016 to $0.31 per Share for the six months ended April 30, 2017. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2017, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2017 – 02/28/2017	50,000	$76.87
03/01/2017 – 03/31/2017	50,000	$75.89
04/01/2017 – 04/30/2017	—	$—

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

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: June 9, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)