Form 10-Q
period 2017-07-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2017-09-11
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$175,637,064	$178,823,221
Australian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	198,421	156,931

Total Current Assets	$175,835,485	$178,980,152

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$649
Accrued Sponsor’s fee	59,696	60,936

Total Current Liabilities	59,696	61,585
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 2,200,000 and 2,350,000 issued and outstanding, respectively	175,775,789	178,918,567
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$175,835,485	$178,980,152

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Income
Interest Income	$547,064	$627,072	$1,632,010	$2,117,744

Total Income	547,064	627,072	1,632,010	2,117,744
Expenses
Sponsor’s fee	(169,120)	(174,819)	(513,326)	(533,851)

Total Expenses	(169,120)	(174,819)	(513,326)	(533,851)
Net Income	$377,944	$452,253	$1,118,684	$1,583,893

Basic and Diluted Earnings per Share	$0.17	$0.19	$0.49	$0.65
Weighted-average Shares Outstanding	2,205,435	2,345,109	2,272,894	2,428,467
Cash Dividends per Share	$0.17	$0.20	$0.48	$0.67

Other Comprehensive Income:
Currency translation adjustment	19,228	11,377	21,362	19,498

Total Comprehensive Income	$397,172	$463,630	$1,140,046	$1,603,391

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Income	1,118,684	1,862,467
Distributions Paid	(1,084,999)	(1,972,470)
Adjustment of redeemable capital shares to redemption value	(33,685)	110,003

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	21,362	19,516
Adjustment of redeemable capital shares to redemption value	(21,362)	(19,516)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Cash flows from operating activities
Cash received for accrued income	$1,600,467	$2,175,947
Cash paid for expenses	(517,435)	(539,060)

Net cash provided by operating activities	1,083,032	1,636,887

Cash flows from financing activities
Cash received to purchase redeemable shares	18,876,552	10,993,512
Cash paid to redeem redeemable shares	(30,191,441)	(25,664,378)
Cash paid for distributions	(1,084,999)	(1,623,276)

Net cash used in financing activities	(12,399,888)	(16,294,142)

Adjustment to period cash flows due to currency movement	8,131,348	11,338,075

Decrease in cash	(3,185,508)	(3,319,180)
Cash at beginning of period	178,822,572	181,931,636

Cash at end of period	$175,637,064	$178,612,456

Reconciliation of net income to net cash provided by in operating activities
Net Income	$1,118,684	$1,583,893
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(198,421)	(221,313)
Prior period receivable from accrued interest	156,931	260,546
Currency translation adjustment	7,078	14,805
Accrued sponsor fee	59,696	60,252
Prior period accrued sponsor fee	(60,936)	(61,296)

Net cash provided by operating activities	$1,083,032	$1,636,887

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.06311 per share with an ex-dividend date of August 1, 2017 was paid August 8, 2017.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2017, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 40,000,000, resulting in an ending Australian Dollar principal balance of 220,000,000. This equates to 175,637,064 USD. For the year ended October 31, 2016, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 45,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 178,823,221 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,350,000	$178,918,567	2,550,000	$182,130,886
Shares issued	250,000	18,876,552	250,000	18,499,561
Shares redeemed	(400,000)	(30,191,441)	(450,000)	(33,314,772)
Adjustment to period Shares due to currency movement and other	—	8,172,111	—	11,602,892

Ending Balance	2,200,000	$175,775,789	2,350,000	$178,918,567

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2017 was an annual nominal rate of 1.17%. The following chart provides the daily rate paid by the Depository since July 31, 2012:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/3/2017	$0.05529	$76.49	0.07%	0.88%
6/1/2017	$0.05525	$73.84	0.07%	0.88%
5/1/2017	$0.05418	$75.34	0.07%	0.87%

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

Results of Operations

As of October 31, 2016, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital share value of $178,918,567. During the nine months ended July 31, 2017, an additional 250,000 Shares were created in exchange for 25,000,000 Australian Dollars and 400,000 Shares were redeemed in exchange 40,000,000 Australian Dollars. As of July 31, 2017, the number of Australian Dollars owned by the Trust was 220,000,000, resulting in a redeemable capital Share value of $175,775,789.

A decrease in the Trust’s redeemable capital Share value from $178,918,567 at October 31, 2016 to $175,775,789 at July 31, 2017 was primarily the result of a decrease in the number of Shares outstanding from 2,350,000 at October 31, 2016 to 2,200,000 at July 31, 2017. This decrease was partially offset by an increase in the Closing Spot Rate from 0.7610 at October 31, 2016 to 0.7984 at July 31, 2017.

Interest income decreased from $627,072 for the three months ended July 31, 2016 to $547,064 for the three months ended July 31, 2017, and decreased from $2,117,744 for the nine months ended July 31, 2016 to $1,632,010 for the nine months ended July 31, 2017, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $174,819 for the three months ended July 31, 2016 to $169,120 for the three months ended July 31, 2017, and decreased from $533,851 for the nine months ended July 31, 2016 to $513,326 for the nine months ended July 31, 2017. This decrease was partially offset by an increase in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart. The only expense of the Trust during the three months and nine months ended July 31, 2017 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2017 was $377,944 due to interest income of $547,064 exceeding the Sponsor’s fee of $169,120. The Trust’s net income for the nine months ended July 31, 2017 was $1,118,684 due to interest income of $1,632,010 exceeding the Sponsor’s fee of $513,326.

Cash dividends per Share decreased from $0.20 for the three months ended July 31, 2016 to $0.17 per Share for the three months ended July 31, 2017, and cash dividends per Share decreased from $0.67 for the nine months ended July 31, 2016 to $0.48 per Share for the nine months ended July 31, 2017. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2017, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2017 – 05/31/2017	100,000	$73.85
06/01/2017 – 06/30/2017	—	$—
07/01/2017 – 07/31/2017	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186439) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

4.8	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

4.9	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST
By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: September 11, 2017	By:	/s/ Keith D. Kemp
Keith D. Kemp
Chief Financial Officer
(principal financial officer)