Form 10-Q
period 2018-01-31
CURRENCYSHARES AUSTRALIAN DOLLAR TRUST
filed 2018-03-12
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	January 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$133,608,756	$141,848,757
Australian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	154,837	144,205

Total Current Assets	$133,763,593	$141,992,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$431	$1,877
Accrued Sponsor’s fee	45,720	49,258

Total Current Liabilities	46,151	51,135

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 1,650,000 and 1,850,000 issued and outstanding, respectively	133,717,442	141,941,827
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$133,763,593	$141,992,962

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Income
Interest Income	$371,216	$559,049

Total Income	371,216	559,049

Expenses
Sponsor’s fee	(132,392)	(175,456)

Total Expenses	(132,392)	(175,456)
Net Income	$238,824	$383,593

Basic and Diluted Earnings per Share	$0.14	$0.16
Weighted-average Shares Outstanding	1,688,043	2,343,478
Cash Dividends per Share	$0.13	$0.15

Other Comprehensive Income:
Currency translation adjustment	10,902	8,075

Total Comprehensive Income	$249,726	$391,668

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Income	238,824	1,455,322
Distributions Paid	(227,501)	(1,460,231)
Adjustment of redeemable capital shares to redemption value	(11,323)	4,909

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	10,902	11,827
Adjustment of redeemable capital shares to redemption value	(10,902)	(11,827)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Cash flows from operating activities
Cash received for accrued income	$368,783	$510,445
Cash paid for expenses	(138,418)	(175,199)

Net cash provided by operating activities	230,365	335,246

Cash flows from financing activities
Cash received to purchase redeemable shares	3,872,577	14,883,020
Cash paid to redeem redeemable shares	(19,361,957)	(14,878,149)
Cash paid for distributions	(227,501)	(340,276)

Net cash used in financing activities	(15,716,881)	(335,405)

Adjustment to period cash flows due to currency movement	7,247,961	(423,009)

Decrease in cash	(8,238,555)	(423,168)
Cash at beginning of period	141,846,880	178,822,572

Cash at end of period	$133,608,325	$178,399,404

Reconciliation of net income to net cash provided by operating activities
Net Income	$238,824	$383,593
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(154,837)	(206,187)
Prior period receivable from accrued interest	144,205	156,931
Currency translation adjustment	5,711	791
Accrued sponsor fee	45,720	61,054
Prior period accrued sponsor fee	(49,258)	(60,936)

Net cash provided by operating activities	$230,365	$335,246

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.06547 per share with an ex-dividend date of February 1, 2018 was paid February 8, 2018.

3.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2018, there were Australian Dollar principal deposits of 5,000,000 and Australian Dollar principal redemptions of 25,000,000, resulting in an ending Australian Dollar principal balance of 165,000,000. This equates to 133,608,756 USD. For the year ended October 31, 2017, there were Australian Dollar principal deposits of 45,000,000 and Australian Dollar principal redemptions of 95,000,000, resulting in an ending Australian Dollar principal balance of 185,000,000. This equates to 141,848,757 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,850,000	$141,941,827	2,350,000	$178,918,567
Shares issued	50,000	3,872,577	450,000	34,369,885
Shares redeemed	(250,000)	(19,361,957)	(950,000)	(72,530,089)
Adjustment to period Shares due to currency movement and other	—	7,264,995	—	1,183,464

Ending Balance	1,650,000	$133,717,442	1,850,000	$141,941,827

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

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close in the second quarter of 2018.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2018 was an annual nominal rate of 1.26%. The following chart provides the daily rate paid by the Depository since January 31, 2013:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/2/2018	$0.035430	$78.25	0.05%	0.53%
12/1/2017	$0.042260	$75.96	0.06%	0.68%
11/1/2017	$0.050160	$76.73	0.07%	0.77%

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

Results of Operations

As of October 31, 2017, the number of Australian Dollars owned by the Trust was 185,000,000, resulting in a redeemable capital share value of $141,941,827. During the three months ended January 31, 2018, an additional 50,000 Shares were created in exchange for 5,000,000 Australian Dollars and 250,000 Shares were redeemed in exchange for 25,000,000 Australian Dollars. As of January 31, 2018, the number of Australian Dollars owned by the Trust was 165,000,000, resulting in a redeemable capital Share value of $133,717,442.

A decrease in the Trust’s redeemable capital Share value from $141,941,827 at October 31, 2017 to $133,717,442 at January 31, 2018 was primarily the result of a decrease in the number of Shares outstanding from 1,850,000 at October 31, 2017 to 1,650,000 at January 31, 2018, and this decrease was partially offset by an increase in the Closing Spot Rate from 0.7668 at October 31, 2017 to 0.8098 at January 31, 2018.

Interest income decreased from $559,049 for the three months ended January 31, 2017 to $371,216 for the three months ended January 31, 2018, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $175,456 for the three months ended January 31, 2017 to $132,392 for the three months ended January 31, 2018. This decrease was partially offset by an increase in the Closing Spot Rate as set forth in the “Closing Spot Rate” chart. The only expense of the Trust during the three months ended January 31, 2018 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2018 was $238,824 due to interest income of $371,216 exceeding the Sponsor’s fee of $132,392.

Cash dividends per Share decreased from $0.15 per Share for the three months ended January 31, 2017 to $0.13 per Share for the three months ended January 31, 2018. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository but was partially offset by an increase in the Closing Spot rate as set forth previously in the ‘Closing Spot Rate’ chart.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 11, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    Not applicable.

(c)    During the quarter ended January 31, 2018, 5 Baskets (250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2017 – 11/30/2017	200,000	$76.50
12/01/2017 – 12/31/2017	—	$—
01/01/2018 – 01/31/2018	50,000	$78.62

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186439) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

4.8	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.9	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Australian Dollar Trust

Date: March 12, 2018		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)