Form 10-Q
period 2018-04-30
Invesco CurrencyShares Australian Dollar Trust
filed 2018-06-11
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32911

Invesco CurrencyShares® Australian Dollar Trust

Sponsored by Invesco Specialized Products, LLC

(Exact name of registrant as specified in its charter)

New York	20-4685355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)

(800) 983-0903

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

INDEX

Caption	Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2018 and October 31, 2017	2

Statements of Comprehensive Income for the three months ended April 30, 2018, the three months ended April 30, 2017, the six months ended April 30, 2018 and the six months ended April 30, 2017	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2018 and the year ended October 31, 2017	4

Statements of Cash Flows for the six months ended April 30, 2018 and the six months ended April 30, 2017	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	April 30, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$128,324,453	$141,848,757
Australian Dollar deposits, non-interest bearing	1,897	—
Receivable from accrued interest	158,565	144,205

Total Current Assets	$128,484,915	$141,992,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$1,877
Accrued Sponsor’s fee	41,592	49,258

Total Current Liabilities	41,592	51,135

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 1,700,000 and 1,850,000 issued and outstanding, respectively	128,443,323	141,941,827
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$128,484,915	$141,992,962

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Income
Interest Income	$424,679	$525,897	$795,895	$1,084,946

Total Income	424,679	525,897	795,895	1,084,946

Expenses
Sponsor’s fee	(125,671)	(168,750)	(258,063)	(344,206)

Total Expenses	(125,671)	(168,750)	(258,063)	(344,206)

Net Income	$299,008	$357,147	$537,832	$740,740

Basic and Diluted Earnings per Share	$0.18	$0.16	$0.32	$0.32
Weighted-average Shares Outstanding	1,661,798	2,269,663	1,675,138	2,307,182
Cash Dividends per Share	$0.17	$0.17	$0.30	$0.31

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(8,374)	(5,941)	2,528	2,134

Total Comprehensive Income	$290,634	$351,206	$540,360	$742,874

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Income	537,832	1,455,322
Distributions Paid	(510,325)	(1,460,231)
Adjustment of redeemable capital shares to redemption value	(27,507)	4,909

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	2,528	11,827
Adjustment of redeemable capital shares to redemption value	(2,528)	(11,827)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2018	Six months ended April 30, 2017
Cash flows from operating activities
Cash received for accrued income	$778,770	$1,062,180
Cash paid for expenses	(265,165)	(348,847)

Net cash provided by operating activities	513,605	713,333

Cash flows from financing activities
Cash received to purchase redeemable shares	7,757,528	15,051,167
Cash paid to redeem redeemable shares	(19,389,460)	(22,566,422)
Cash paid for distributions	(510,325)	(716,437)

Net cash used in financing activities	(12,142,257)	(8,231,692)

Adjustment to period cash flows due to currency movement	(1,891,878)	(3,038,020)

Decrease in cash	(13,520,530)	(10,556,379)
Cash at beginning of period	141,846,880	178,822,572

Cash at end of period	$128,326,350	$168,266,193

Reconciliation of net income to net cash provided by operating activities
Net Income	$537,832	$740,740
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(158,565)	(177,240)
Prior period receivable from accrued interest	144,205	156,931
Currency translation adjustment	(2,201)	(1,507)
Accrued sponsor fee	41,592	55,345
Prior period accrued sponsor fee	(49,258)	(60,936)

Net cash provided by operating activities	$513,605	$713,333

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

(Unaudited)

1.	Background

On September 28, 2017, Guggenheim Capital, LLC (“Guggenheim”) and Invesco Ltd. entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which Guggenheim agreed to transfer all of the membership interests of Guggenheim Specialized Products, LLC (the “Sponsor”) to Invesco Capital Management LLC (“Invesco Capital Management”).

The Transaction Agreement was consummated on April 6, 2018 (the “Closing”) and immediately following the Closing, Invesco Capital Management changed the name of the Sponsor to Invesco Specialized Products, LLC.

2.	Organization and Description of the Trust

The Invesco CurrencyShares® Australian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when the Sponsor deposited 100 Australian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Invesco Capital Management. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

3.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

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

The Trust maintains its books and records in Australian Dollars. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Australian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received or paid on a monthly basis. Any interest below zero for the period is reflected as interest expense. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in market conditions or based on the Depository’s liquidity needs. Interest charged on the primary deposit account will be disclosed as interest expense.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.06965 per share with an ex-dividend date of May 1, 2018 was paid May 8, 2018.

4.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2018 was an annual nominal rate of 1.48%. For the six months ended April 30, 2018, there were Australian Dollar principal deposits of 10,000,000 and Australian Dollar principal redemptions of 25,000,000, resulting in an ending Australian Dollar principal balance of 170,000,000. This equates to 128,324,453 USD. For the year ended October 31, 2017, there were Australian Dollar principal deposits of 45,000,000 and Australian Dollar principal redemptions of 95,000,000, resulting in an ending Australian Dollar principal balance of 185,000,000. This equates to 141,848,757 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,850,000	$141,941,827	2,350,000	$178,918,567
Shares issued	100,000	7,757,528	450,000	34,369,885
Shares redeemed	(250,000)	(19,389,460)	(950,000)	(72,530,089)
Adjustment to period Shares due to currency movement and other	—	(1,866,572)	—	1,183,464

Ending Balance	1,700,000	$128,443,323	1,850,000	$141,941,827

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

6.	Related Party Agreements

The Sponsor is a related party of the Trust. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

The Invesco CurrencyShares® Australian Dollar Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Australian Dollars and distributes Australian Dollars in connection with the redemption of Baskets. The Shares commenced trading on the New York Stock Exchange under the ticker symbol “FXA” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Australian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Australian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Australian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the Australian Dollar/USD exchange rate as determined by The WM Company as of 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.invesco.com/etfs.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2018 was an annual nominal rate of 1.48%. The following chart provides the daily rate paid by the Depository since April 30, 2013:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/2/2018	$0.05599	$76.76	0.07%	0.86%
3/1/2018	$0.05154	$77.98	0.07%	0.86%
2/1/2018	$0.06547	$81.04	0.08%	0.95%

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

In addition to the description below, please refer to Note 3 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Australian Dollar in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2017, the number of Australian Dollars owned by the Trust was 185,000,000, resulting in a redeemable capital share value of $141,941,827. During the six months ended April 30, 2018, an additional 100,000 Shares were created in exchange for 10,000,000 Australian Dollars and 250,000 Shares were redeemed in exchange for 25,000,000 Australian Dollars. As of April 30, 2018, the number of Australian Dollars owned by the Trust was 170,000,000, resulting in a redeemable capital Share value of $128,443,323.

A decrease in the Trust’s redeemable capital Share value from $141,941,827 at October 31, 2017 to $128,443,323 at April 30, 2018 was primarily the result of a decrease in the number of Shares outstanding from 1,850,000 at October 31, 2017 to 1,700,000 at April 30, 2018, and a decrease in the Closing Spot Rate from 0.7668 at October 31, 2017 to 0.7548 at April 30, 2018.

Interest income decreased from $525,897 for the three months ended April 30, 2017 to $424,679 for the three months ended April 30, 2018, and decreased from $1,084,946 for the six months ended April 30, 2017 to $795,895 for the six months ended April 30, 2018, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust. This decrease was partially offset by a slight increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $168,750 for the three months ended April 30, 2017 to $125,671 for the three months ended April 30, 2018, and decreased from $344,206 for the six months ended April 30, 2017 to $258,603 for the six months ended April 30, 2018. The only expense of the Trust during the three months and six months ended April 30, 2018 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2018 was $299,008 due to interest income of $424,679 exceeding the Sponsor’s fee of $125,671. The Trust’s net income for the six months ended April 30, 2018 was $537,832 due to interest income of $795,895 exceeding the Sponsor’s fee of $258,063.

Cash dividends per Share remained unchanged at $0.17 per Share for the three months ended April 30, 2017 and $0.17 per Share for the three months ended April 30, 2018, and Cash dividends per Share decreased from $0.31 for the six months ended April 30, 2017 to $0.30 for the six months ended April 30, 2018. There was little or no change in cash dividends per Share due primarily to similar fluctuation in both the annual nominal interest rate paid by the Depository and the Closing Spot Rate (as set forth in the previous “Closing Spot Rate” chart) through the periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP’s Independence Could Have Potentially Adverse Consequences for the Trust.

PricewaterhouseCoopers LLP informed the Trust that it has identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the Loan Rule). The Loan Rule prohibits accounting firms, such as PricewaterhouseCoopers LLP, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. The Trust is required under various securities laws to have its financial statements audited by an independent accounting firm.

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Trust will need to take other action in order for the Trust’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Trust to issue new shares or have other material adverse effects on the Trust. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Certificate of Amendment to the Certificate of Formation of the Sponsor dated April 6, 2018, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

3.3	Third Amended and Restated Limited Liability Company Agreement of the Sponsor, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among the Sponsor, The Bank of New York Mellon, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon and the Sponsor (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186439) filed by the Trust on February 4, 2013.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and the Sponsor, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and the Sponsor, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, the Sponsor and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

4.8	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.9	Global Amendment to Participant Agreements dated as of September 5, 2017 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.10	Global Amendment to Depositary Trust Agreements dated as of June 4, 2018 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Trust on June 4, 2018.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	License Agreement dated as of April 6, 2018 between The Bank of New York Mellon and the Sponsor, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST
	By:	Invesco Specialized Products, LLC Sponsor of the Invesco CurrencyShares® Australian Dollar Trust

Date: June 11, 2018		By:	/s/ DANIEL DRAPER
Daniel Draper
Chief Executive Officer
(principal executive officer)