Form 10-Q
period 2018-07-31
Invesco CurrencyShares Australian Dollar Trust
filed 2018-09-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	July 31, 2018 (Unaudited)	October 31, 2017

Assets
Current Assets:
Australian Dollar deposits, interest bearing	$130,094,984	$141,848,757
Australian Dollar deposits, non-interest bearing	3,439	—
Receivable from accrued interest	178,475	144,205

Total Current Assets	$130,276,898	$141,992,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$1,877
Accrued Sponsor’s fee	43,248	49,258

Total Current Liabilities	43,248	51,135

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 38,500,000 authorized – 1,750,000 and 1,850,000 issued and outstanding, respectively	130,233,650	141,941,827
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$130,276,898	$141,992,962

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Income
Interest Income	$495,699	$547,064	$1,291,594	$1,632,010

Total Income	495,699	547,064	1,291,594	1,632,010

Expenses
Sponsor’s fee	(128,476)	(169,120)	(386,539)	(513,326)

Total Expenses	(128,476)	(169,120)	(386,539)	(513,326)

Net Income	$367,223	$377,944	$905,055	$1,118,684

Basic and Diluted Earnings per Share	$0.22	$0.17	$0.54	$0.49
Weighted-average Shares Outstanding	1,706,522	2,205,435	1,685,714	2,272,894
Cash Dividends per Share	$0.20	$0.17	$0.51	$0.48

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,014)	19,228	514	21,362

Total Comprehensive Income	$365,209	$397,172	$905,569	$1,140,046

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2018 (Unaudited)	Year ended October 31, 2017

Retained Earnings, Beginning of Period	$—	$—
Net Income	905,055	1,455,322
Distributions Paid	(861,786)	(1,460,231)
Adjustment of redeemable capital shares to redemption value	(43,269)	4,909

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	514	11,827
Adjustment of redeemable capital shares to redemption value	(514)	(11,827)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Cash flows from operating activities
Cash received for accrued income	$1,254,368	$1,600,467
Cash paid for Sponsor’s fee	(391,267)	(517,435)

Net cash provided by operating activities	863,101	1,083,032

Cash flows from financing activities
Cash received to purchase redeemable shares	15,330,483	18,876,552
Cash paid to redeem redeemable shares	(22,987,378)	(30,191,441)
Cash paid for distributions	(861,786)	(1,084,999)

Net cash used in financing activities	(8,518,681)	(12,399,888)

Adjustment to period cash flows due to currency movement	(4,092,877)	8,131,348

Decrease in cash	(11,748,457)	(3,185,508)
Cash at beginning of period	141,846,880	178,822,572

Cash at end of period	$130,098,423	$175,637,064

Reconciliation of net income to net cash provided by operating activities
Net Income	$905,055	$1,118,684
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(178,475)	(198,421)
Prior period receivable from accrued interest	144,205	156,931
Currency translation adjustment	(1,674)	7,078
Accrued Sponsor’s fee	43,248	59,696
Prior period accrued Sponsor’s fee	(49,258)	(60,936)

Net cash provided by operating activities	$863,101	$1,083,032

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.07909 per share with an ex-dividend date of August 1, 2018 was paid August 8, 2018.

4.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 1.11%. For the nine months ended July 31, 2018, there were Australian Dollar principal deposits of 20,000,000 and Australian Dollar principal redemptions of 30,000,000, resulting in an ending Australian Dollar principal balance of 175,000,000. This equates to 130,094,984 USD. For the year ended October 31, 2017, there were Australian Dollar principal deposits of 45,000,000 and Australian Dollar principal redemptions of 95,000,000, resulting in an ending Australian Dollar principal balance of 185,000,000. This equates to 141,848,757 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,850,000	$141,941,827	2,350,000	$178,918,567
Shares issued	200,000	15,330,483	450,000	34,369,885
Shares redeemed	(300,000)	(22,987,378)	(950,000)	(72,530,089)
Adjustment to period Shares due to currency movement and other	—	(4,051,282)	—	1,183,464

Ending Balance	1,750,000	$130,233,650	1,850,000	$141,941,827

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 1.11%. The following chart provides the daily rate paid by the Depository since July 31, 2013:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield

7/2/2018	$0.07755	$73.97	0.10%	1.28%
6/1/2018	$0.05821	$75.72	0.08%	0.91%
5/1/2018	$0.06965	$75.55	0.09%	1.12%

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

Results of Operations

As of October 31, 2017, the number of Australian Dollars owned by the Trust was 185,000,000, resulting in a redeemable capital share value of $141,941,827. During the nine months ended July 31, 2018, an additional 200,000 Shares were created in exchange for 20,000,000 Australian Dollars and 300,000 Shares were redeemed in exchange for 30,000,000 Australian Dollars. As of July 31, 2018, the number of Australian Dollars owned by the Trust was 175,000,000, resulting in a redeemable capital Share value of $130,233,650.

A decrease in the Trust’s redeemable capital Share value from $141,941,827 at October 31, 2017 to $130,233,650 at July 31, 2018 was primarily the result of a decrease in the number of Shares outstanding from 1,850,000 at October 31, 2017 to 1,750,000 at July 31, 2018, and a decrease in the Closing Spot Rate from 0.7668 at October 31, 2017 to 0.7434 at July 31, 2018.

Interest income decreased from $547,064 for the three months ended July 31, 2017 to $495,699 for the three months ended July 31, 2018, and decreased from $1,632,010 for the nine months ended July 31, 2017 to $1,291,594 for the nine months ended July 31, 2018, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust. This decrease was partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $169,120 for the three months ended July 31, 2017 to $128,476 for the three months ended July 31, 2018, and decreased from $513,326 for the nine months ended July 31, 2017 to $386,539 for the nine months ended July 31, 2018. The only expense of the Trust during the three months and nine months ended July 31, 2018 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2018 was $367,223 due to interest income of $495,699 exceeding the Sponsor’s fee of $128,476. The Trust’s net income for the nine months ended July 31, 2018 was $905,055 due to interest income of $1,291,594 exceeding the Sponsor’s fee of $386,539.

Cash dividends per Share increased from $0.17 per Share for the three months ended July 31, 2017 to $0.20 per Share for the three months ended July 31, 2018, and cash dividends per Share increased from $0.48 for the nine months ended July 31, 2017 to $0.51 for the nine months ended July 31, 2018. The increase in cash dividends per Share was primarily due to an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2018, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share

05/01/2018 – 05/31/2018	-	$-

06/01/2018 – 06/30/2018	-	$-

07/01/2018 – 07/31/2018	50,000	$74.07

Total	50,000	$74.07

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

INVESCO CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST
	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Australian Dollar Trust

Date: September 7, 2018		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools