Form 10-K
period 2018-10-31
Invesco CurrencyShares Australian Dollar Trust
filed 2019-01-11
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $128,078,000.

Number of Redeemable Capital Shares outstanding as of December 31, 2018: 1,650,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

i

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

ii

PART I

Item 1. Business

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

The investment objective of the Trust is for the Shares to reflect the price in USD of the Australian Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Australian Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Australian Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Australian Dollar. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.invesco.com/etfs, each business day.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers. The Sponsor is Invesco Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC to Guggenheim Specialized Products, LLC on March 30, 2012, and subsequently changed its name to Invesco Specialized Products, LLC as of April 6, 2018.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $508,958 for the year ended October 31, 2018 in Sponsor’s fees.

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

Availability of SEC Reports and Other Information

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC. The reports and other information can be accessed through the Trust’s website at www.invesco.com/etfs.

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

Changes to United States tariff and trade policies may increase the volatility of foreign exchange rates. This volatility could materially and adversely affect the performance of the Shares.

There have been ongoing discussions and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may increase the volatility of foreign exchange rates, including the USD/Australian Dollar exchange rate. The resulting volatility could materially and adversely affect the performance of the Shares.

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

The Bank of New York Mellon and the Sponsor have entered into a License Agreement granting the Sponsor a non-exclusive, personal and non-transferable license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity for the life of such patents and patent applications. The license grant is solely for the purpose of allowing the Sponsor to establish, operate and market a currency-based securities product based solely on the securitization, in whole or in part, of a single non-U.S. currency. The License Agreement provides that either party may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no-action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Trust will need to take other action in order for the Trust’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Trust to issue new shares or have other material adverse effects on the Trust. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter. PwC advised the Registrant’s Audit Committee that PwC had identified two matters for consideration under the SEC’s auditor independence rules. PwC stated that a PwC manager and a PwC Senior Manager each held financial interests in investment companies within the Invesco Fund complex that were inconsistent with the requirements of Rule 2-01(c)(1) of Regulation S-X.

PwC advised the Audit Committee that it believes its objectivity and impartiality had not been adversely affected by these matters as they related to the audit of the Registrant. In reaching this conclusion, PwC noted, among other things, that during the time of its audit, the engagement team was not aware of the investments, neither individual was in the chain of command of the audit or the audit partners of Invesco or the affiliate of the Registrant, the services each individual provided were not relied upon by the audit engagement team with respect to the audit of the affiliate of the Registrant and the investments were not material to the net worth of either individual or their immediate family members.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal offices of the Sponsor and the Trust are the offices of Invesco Specialized Products, LLC at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item  3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Shares began trading on the New York Stock Exchange on June 26, 2006 under the symbol “FXA”. The primary listing of the Shares was transferred to NYSE Arca, Inc. (“NYSE Arca”) on October 30, 2007.

The number of record holders of Shares of the registrant as of November 30, 2018 was approximately 76.

Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	100,000	$73.56
September	—	$—
October	—	$—

Total	100,000	$73.56

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2018, October 31, 2017, October 31, 2016, October 31, 2015, and October 31, 2014.

	Fiscal Year ended October 31, 2018	Fiscal Year ended October 31, 2017	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014
Income
Interest income	$1,735,658	$2,135,832	$2,576,284	$4,050,279	$6,879,609

Total Income	1,735,658	2,135,832	2,576,284	4,050,279	6,879,609
Expenses
Sponsor’s fee	(508,958)	(680,510)	(713,817)	(836,139)	(1,255,968)

Total Expenses	(508,958)	(680,510)	(713,817)	(836,139)	(1,255,968)
Net Comprehensive Income	$1,226,700	$1,455,322	$1,862,467	$3,214,140	$5,623,641

Basic and Diluted Earnings per Share	$0.73	$0.65	$0.77	$1.20	$1.64
Weighted-average Shares Outstanding	1,684,110	2,228,219	2,409,016	2,667,397	3,420,137
Cash Dividends per Share	$0.72	$0.66	$0.81	$1.25	$1.65
Net Decrease in Cash	$(21,357,005)	$(36,975,692)	$(3,109,064)	$(108,172,139)	$(136,029,532)

	As of October 31, 2018	As of October 31, 2017	As of October 31, 2016	As of October 31, 2015	As of October 31, 2014
Redeemable Capital Shares at Redemption value	$120,594,430	$141,941,827	$178,918,567	$182,130,886	$290,508,116
Total Assets	$120,634,683	$141,992,962	$178,980,152	$182,192,182	$290,599,125

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

Movements in the Price of the Australian Dollar

The investment objective of the Trust is for the Shares to reflect the price in USD of the Australian Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Australian Dollars. Each outstanding Share represents a proportional interest in the Australian Dollars held by the Trust. The following chart provides recent trends on the price of the Australian Dollar. The chart illustrates movements in the price of the Australian Dollar in USD and is based on the Closing Spot Rate:

NAV per Share; Valuation of the Australian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 Australian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2018 was an annual nominal rate of 1.12%. The following chart provides the daily rate paid by the Depository since October 31, 2013:

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

FXA Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2018	$ 0.07039	$72.43	0.10%	1.18%
9/4/2018	$ 0.05725	$72.39	0.08%	0.93%
8/1/2018	$ 0.07909	$74.42	0.11%	1.25%

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

Results of Operations

As of October 31, 2016, the number of Australian Dollars owned by the Trust was 235,000,000, resulting in a redeemable capital Share value of $178,918,567. During the year ended October 31, 2017, an additional 450,000 Shares were created in exchange for 45,000,000 Australian Dollars and 950,000 Shares were redeemed in exchange for 95,000,000 Australian Dollars. As of October 31, 2017, the number of Australian Dollars owned by the Trust was 185,000,000, resulting in a redeemable capital Share value of $141,941,827. During the year ended October 31, 2018, an additional 250,000 Shares were created in exchange for 25,000,000 Australian Dollars and 400,000 Shares were redeemed in exchange for 40,000,000 Australian Dollars. As of October 31, 2018, the number of Australian Dollars owned by the Trust was 170,000,000, resulting in a redeemable capital Share value of $120,594,430.

A decrease in the Trust’s redeemable capital Share value from $141,941,827 at October 31, 2017 to $120,594,430 at October 31, 2018, was primarily the result of a decrease in the number of Shares outstanding from 1,850,000 at October 31, 2017 to 1,700,000 at October 31, 2018 coupled with a decrease in the Closing Spot Rate from 0.7668 at October 31, 2017 to 0.7087 at October 31, 2018. A decrease in the Trust’s redeemable capital Share value from $178,918,567 at October 31, 2016 to $141,941,827 at October 31, 2017, was primarily the result of a decrease in the number of Shares outstanding from 2,350,000 at October 31, 2016 to 1,850,000 at October 31, 2017, but partially offset by an increase in the Closing Spot Rate from 0.7610 at October 31, 2016 to 0.7668 at October 31, 2017.

Interest income decreased from $2,135,832 for the year ended October 31, 2017 to $1,735,658 for the year ended October 31, 2018 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust, but partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $2,576,284 for the year ended October 31, 2016 to $2,135,832 for the year ended October 31, 2017 attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and a decline in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $680,510 for the year ended October 31, 2017 to $508,958 for the year ended October 31, 2018. The only expense of the Trust during the year ended October 31, 2018 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $713,817 for the year ended October 31, 2016 to $680,510 for the year ended October 31, 2017. The only expense of the Trust during the year ended October 31, 2017 was the Sponsor’s fee.

The Trust’s net comprehensive income for the year ended October 31, 2018 was $1,226,700, due to interest income of $1,735,658 exceeding the Sponsor’s fee of $508,958. The Trust’s net comprehensive income for the year ended October 31, 2017 was $1,455,322, due to interest income of $2,135,832 exceeding the Sponsor’s fee of $680,510. The Trust’s net comprehensive income for the year ended October 31, 2016 was $1,862,467 due to interest income of $2,576,284 exceeding the Sponsor’s fee of $713,817.

Cash dividends per Share increased from $0.66 per Share for the year ended October 31, 2017 to $0.72 per Share for the year ended October 31, 2018. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $0.81 per Share for the year ended October 31, 2016 to $0.66 per Share for the year ended October 31, 2017. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to ensure that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2018. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page F-2 of this Annual Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of October 31, 2018, as stated in their report on page F-3 of this Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following executive officers of the Sponsor serve in the capacities specified for them:

Name	Capacity
Daniel Draper	Chief Executive Officer and Principal Executive Officer; Board of Managers

Kelli Gallegos	Principal Financial and Accounting Officer – Investment Pools

Annette J. Lege	Chief Financial Officer

Melanie Zimdars	Chief Compliance Officer

David C. Warren	Board of Managers

John M. Zerr	Board of Managers

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Draper, Warren and Zerr.

Daniel Draper (50) currently serves as Chief Executive Officer and Principal Executive Officer of the Sponsor, and also serves as a member of the Sponsor’s Board of Managers. He has served in such capacities since April 6, 2018. In his role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Draper also serves as Chief Executive Officer of Invesco Capital Management (“Invesco Capital Management”), an affiliate of the Sponsor, and has served in such capacity since March 2016. In such capacity, Mr. Draper is responsible for managing the operations of various Invesco funds. Mr. Draper also presently serves as a member of the Board of Managers of Invesco Capital Management and has served in such capacity since September 2013. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management (“Credit Suisse”) based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (“SIF”) person with the UK’s Financial Conduct Authority. He withdrew SIF person status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations.

Kelli Gallegos (48) currently serves as Principal Financial and Accounting Officer – Investment Pools of the Sponsor and has served in this capacity since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Capital Management LLC, the managing owner of a suite of commodity exchange-traded funds (“ICM”), Head of North America Fund Reporting of Invesco, Ltd., a global investment management company (“Invesco”), and Vice President and Treasurer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust and Invesco Exchange-Traded Self-Indexed Fund Trust, each a registered investment company offering series of exchange-traded funds (the “Invesco ETFs”). She has also served as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ICM, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco ETFs, the CurrencyShares Trusts sponsored by the Sponsor, of which the registrant is one (the “CurrencyShares Trusts”), and the exchange-traded commodity funds for which ICM serves as managing owner (the “Commodity Funds”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for ICM from January 2013 to September 2018, Assistant Treasurer of the Sponsor from April 2018 to

September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the CurrencyShares Trusts, the Invesco ETFs, the Invesco Funds and the Commodity Funds. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR.

Annette Lege (49) currently serves as Chief Financial Officer of the Sponsor and has served in this capacity since April 6, 2018. Ms. Lege also serves as Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco and has served in such capacity since March 2017. In her roles for the Sponsor and Invesco, she is responsible for all aspects of Corporate Accounting, including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston.

Melanie H. Zimdars (42) currently serves as Chief Compliance Officer of the Sponsor and has served in this capacity since April 6, 2018. In her role, she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Capital Management, Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse.

David Warren (61) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since April 6, 2018. Mr. Warren also serves as Chief Administrative Officer, Americas, for Invesco. He was appointed to such position in January 2007, and also holds the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco, since January 2009. He has been a member of the Board of Managers and Chief Administrative Officer of Invesco Capital Management since January 2010, as well. In these capacities, Mr. Warren is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the risk management framework for the business units operating within the Americas division of Invesco. He obtained a Bachelor’s Degree in Commerce from the University of Toronto as both a chartered accountant and a certified public accountant and is a member of the Chartered Professional Accountants of Canada.

John Zerr (56) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since April 6, 2018. Mr. Zerr is also a member of the Board of Managers of Invesco Capital Management and the Chief Operating Officer of Americas for Invesco Ltd., and has served in these roles since March 2006 and February 2018, respectively. Mr. Zerr previously served as the Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Sponsor, from March 2006 through February 2018. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Sponsor, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco wholly-owned subsidiaries which service or serviced portions of Invesco’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of various Invesco funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law.

Item 11. Executive Compensation

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

For the year ended October 31, 2018, the Trust has incurred Sponsor’s Fees of $508,958 of which $468,705 had been paid at October 31, 2018. Sponsor’s Fees of $40,253 were unpaid at October 31, 2018 and are reported as a liability on the Statement of Financial Condition.

For the year ended October 31, 2017, the Trust has incurred Sponsor’s Fees of $680,510 of which $631,252 had been paid at October 31, 2017. Sponsor’s Fees of $49,258 were unpaid at October 31, 2017 and are reported as a liability on the Statement of Financial Condition.

For the year ended October 31, 2016, the Trust has incurred Sponsor’s Fees of $713,817 of which $652,881 had been paid at October 31, 2016. Sponsor’s Fees of $60,936 were unpaid at October 31, 2016 and are reported as a liability on the Statement of Financial Condition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of October 31, 2018, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Shares	Directors and Officers of Invesco Specialized Products, LLC as a group	—	Less than 0.1%

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11.

Item 14. Principal Accountant Fees and Services

On April 19, 2018, the Board of Managers of the Sponsor, on behalf of the Trust, approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accounting firm for the Trust, effective that same date. As previously disclosed on Form 8-K filed on April 9, 2018, on April 8, 2018, Ernst & Young LLP (“EY”) resigned as the independent registered public accounting firm for the Trust as EY was no longer independent of the Trust as of that date under the applicable independence standards. The reports of EY on the Trust’s financial statements as of and for the fiscal year ended October 31, 2017 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Trust’s fiscal year ended October 31, 2017 and the subsequent interim period through the date of EY’s resignation, (i) there was no disagreement between the Trust and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of EY, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Trust for any such period, and (ii) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PwC, the Trust’s independent registered public accounting firm for the year ended October 31, 2018.

Fiscal Year Ended October 31,
2018
Audit Fees	$35,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total	$35,000

The following table sets forth the fees for professional services rendered by EY, the Trust’s former independent registered public accounting firm for the years ended October 31, 2018 and 2017.

	Fiscal Years Ended October 31,
	2018	2017
Audit Fees	$—	$26,767
Audit-Related Fees (1)	10,973	—
Tax Fees	—	—
All Other Fees	—	—

Total	$10,973	$26,767

(1)	Audit-Related Fees for the year ended October 31, 2018 include fees billed for reviewing regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC and EY to the Trust described above. The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

3.1	Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Certificate of Amendment to Certificate of Formation of the Sponsor dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Certificate of Amendment to the Certificate of Formation of the Sponsor dated April 6, 2018, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

3.4	Third Amended and Restated Limited Liability Company Agreement of the Sponsor, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among the Sponsor, The Bank of New York Mellon, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.5	Global Amendment to Depositary Trust Agreements dated as of June 4, 2018 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Trust on June 4, 2018.

4.6	Form of Participant Agreement among The Bank of New York Mellon, the Sponsor, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	License Agreement dated as of April 6, 2018 between The Bank of New York Mellon and the Sponsor, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Invesco CurrencyShares® Australian Dollar Trust

Financial Statements as of October 31, 2018

Report of Management on Internal Control

Over Financial Reporting

Management of Invesco Specialized Products, LLC, as sponsor (the “Sponsor”) of the Invesco CurrencyShares® Australian Dollar Trust (the “Trust”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Daniel Draper, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of October 31, 2018.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of October 31, 2018, as stated in their report on page F-3 of the Trust’s Annual Report on Form 10-K.

By:	/S/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

January 11, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of Invesco CurrencyShares Australian Dollar Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statement of financial condition of Invesco CurrencyShares Australian Dollar Trust (the “Trust”) as of October 31, 2018, and the related statements of comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of October 31, 2018, and the results of its operations and its cash flows for the year ended October 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

January 11, 2019

We have served as the Trust’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Invesco CurrencyShares® Australian Dollar Trust (formerly, CurrencyShares® Australian Dollar Trust):

We have audited the accompanying statement of financial condition of Invesco CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2017, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2017. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invesco CurrencyShares® Australian Dollar Trust at October 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tysons, VA
January 11, 2018

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	October 31, 2018	October 31, 2017
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$120,487,478	$141,848,757
Australian Dollar deposits, non-interest bearing	2,397	—
Receivable from accrued interest	144,808	144,205

Total Current Assets	$120,634,683	$141,992,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$1,877
Accrued Sponsor’s fee	40,253	49,258

Total Current Liabilities	40,253	51,135

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 41,500,000 and 38,500,000 authorized, respectively – 1,700,000 and 1,850,000 issued and outstanding, respectively	120,594,430	141,941,827
Shareholders’ Equity:
Retained Earnings	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$120,634,683	$141,992,962

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2018	Year ended October 31, 2017	Year ended October 31, 2016
Income
Interest Income	$1,735,658	$2,135,832	$2,576,284

Total Income	1,735,658	2,135,832	2,576,284

Expenses
Sponsor’s fee	(508,958)	(680,510)	(713,817)

Total Expenses	(508,958)	(680,510)	(713,817)

Net Comprehensive Income	$1,226,700	$1,455,322	$1,862,467

Basic and Diluted Earnings per Share	$0.73	$0.65	$0.77
Weighted-average Shares Outstanding	1,684,110	2,228,219	2,409,016

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2018	Year ended October 31, 2017	Year ended October 31, 2016
Retained Earnings, Beginning of Year	$—	$—	$—
Net Comprehensive Income	1,226,700	1,455,322	1,862,467
Distributions Paid	(1,210,590)	(1,460,231)	(1,972,470)
Adjustment of redeemable capital Shares to redemption value	(16,110)	4,909	110,003

Retained Earnings, End of Year	$—	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2018	Year ended October 31, 2017	Year ended October 31, 2016
Cash flows from operating activities
Cash received for accrued income	$1,727,420	$2,152,354	$2,705,770
Cash paid for Sponsor’s fee	(514,607)	(693,136)	(718,687)

Net cash provided by operating activities	1,212,813	1,459,218	1,987,083

Cash flows from financing activities
Cash received to purchase redeemable Shares	18,880,911	34,369,885	18,499,561
Cash paid to redeem redeemable Shares	(30,200,732)	(72,530,089)	(33,314,772)
Cash paid for distributions	(1,210,590)	(1,460,231)	(1,972,470)

Net cash used in financing activities	(12,530,411)	(39,620,435)	(16,787,681)

Adjustment to period cash flows due to currency movement	(10,039,407)	1,185,525	11,691,534

Decrease in cash	(21,357,005)	(36,975,692)	(3,109,064)
Cash at beginning of year	141,846,880	178,822,572	181,931,636

Cash at end of year	$120,489,875	$141,846,880	$178,822,572

Reconciliation of net comprehensive income to net cash provided by operating activities
Net Comprehensive Income	$1,226,700	$1,455,322	$1,862,467
Adjustments to reconcile net comprehensive income to net cash provided by operating activities:
Receivable from accrued interest	(144,808)	(144,205)	(156,931)
Prior period receivable from accrued interest	144,205	156,931	260,546
Effect of exchange rate on cash	(4,279)	2,848	21,361
Accrued Sponsor’s fee	40,253	49,258	60,936
Prior period accrued Sponsor’s fee	(49,258)	(60,936)	(61,296)

Net cash provided by operating activities	$1,212,813	$1,459,218	$1,987,083

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

1.	Background

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

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

For Net Asset Value (“NAV”) calculation purposes, Australian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Australian Dollar/USD exchange rate as determined and published by The WM Company at 4:00 PM (London time / London fixing) on each day that NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading.

The Trust maintains its books and records in Australian Dollars. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Australian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. The redeemable capital Shares are adjusted to redemption value and these adjustments are recorded against retained earnings.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received or paid on a monthly basis. Any interest below zero for the period is reflected as interest expense on currency deposits. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in market conditions or based on the Depository’s liquidity needs. Interest charged on the primary deposit account will be disclosed as interest expense on currency deposits.

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

The table below shows distributions per Share and in total for the years presented:

	Year ended October 31, 2018	Year ended October 31, 2017	Year ended October 31, 2016
Distributions per Share	$0.72	$0.66	$0.81
Distributions paid	$1,210,590	$1,460,231	$1,972,470

A distribution for the month ended October 31, 2018 was paid on November 8, 2018 to holders of record as of November 2, 2018 at a rate of $0.0628 per Share and a total distribution of $106,726.

4.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2018 was an annual nominal rate of 1.12%. For the year ended October 31, 2018, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 40,000,000, resulting in an ending Australian Dollar principal balance of 170,000,000. This equates to 120,487,478 USD. For the year ended October 31, 2017, there were Australian Dollar principal deposits of 45,000,000 and Australian Dollar principal redemptions of 95,000,000 resulting in an ending Australian Dollar principal balance of 185,000,000. This equates to 141,848,757 USD. For the year ended October 31, 2016, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 45,000,000, resulting in an ending Australian Dollar principal balance of 235,000,000. This equates to 178,823,221 USD.

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings.

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2018		Year ended October 31, 2017		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening Balance	1,850,000	$141,941,827	2,350,000	$178,918,567	2,550,000	$182,130,886

Shares Issued	250,000	18,880,911	450,000	34,369,885	250,000	18,499,561
Shares Redeemed	(400,000)	(30,200,732)	(950,000)	(72,530,089)	(450,000)	(33,314,772)
Adjustment to period Shares due to currency movement	—	(10,027,576)	—	1,183,464	—	11,602,892

Ending Balance	1,700,000	$120,594,430	1,850,000	$141,941,827	2,350,000	$178,918,567

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

6.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2018:

	Three months ended October 31, 2018	Three months ended July 31, 2018	Three months ended April 30, 2018	Three months ended January 31, 2018
Income
Interest Income	$444,064	$495,699	$424,679	$371,216

Total Income	444,064	495,699	424,679	371,216

Expenses
Sponsor’s fee	(122,419)	(128,476)	(125,671)	(132,392)

Total Expenses	(122,419)	(128,476)	(125,671)	(132,392)

Net Comprehensive Income	$321,645	$367,223	$299,008	$238,824

Basic and Diluted Earnings per Share(1)	$0.19	$0.22	$0.18	$0.14
Weighted-average Shares Outstanding	1,679,348	1,706,522	1,661,798	1,688,043
Cash Dividends per Share(1)	$0.21	$0.20	$0.17	$0.13

(1)

The amount shown for a Share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

Fiscal Period Ended October 31, 2017:

	Three months ended October 31, 2017	Three months ended July 31, 2017	Three months ended April 30, 2017	Three months ended January 31, 2017
Income
Interest Income	$503,822	$547,064	$525,897	$559,049

Total Income	503,822	547,064	525,897	559,049

Expenses
Sponsor’s fee	(167,184)	(169,120)	(168,750)	(175,456)

Total Expenses	(167,184)	(169,120)	(168,750)	(175,456)
Net Comprehensive Income	$336,638	$377,944	$357,147	$383,593

Basic and Diluted Earnings per Share(1)	$0.16	$0.17	$0.16	$0.16
Weighted-average Shares Outstanding	2,095,652	2,205,435	2,269,663	2,343,478
Cash Dividends per Share(1)	$0.18	$0.17	$0.17	$0.15

(1)

The amount shown for a Share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

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

The Trust’s organizational documents provides for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts. Accordingly, the Sponsor expects the risk of loss to be remote.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

By	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Australian Dollar Trust

By:	/s/ DANIEL DRAPER
Daniel Draper
Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ DANIEL DRAPER Daniel Draper	Manager and Chief Executive Officer (Principal Executive Officer)	January 11, 2019

/s/ KELLI GALLEGOS Kelli Gallegos	Principal Financial and Accounting Officer – Investment Pools (Principal Financial Officer and Principal Accounting Officer)	January 11, 2019

/s/ DAVID C. WARREN David C. Warren	Manager	January 11, 2019

/s/ JOHN M. ZERR John M. Zerr	Manager	January 11, 2019

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.