Form 10-KT
period 2018-12-31
Invesco CurrencyShares Australian Dollar Trust
filed 2019-03-11
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2018 to December 31, 2018

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $125,919,000.

Number of Redeemable Capital Shares outstanding as of January 31, 2019: 1,550,000.

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

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On January 9, 2019, the Sponsor (as defined below) changed the Trust’s (as defined below) fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from November 1, 2018 through December 31, 2018 (the “Transition Period”). Subsequent to this report, the Trust’s reports on Form 10-K will cover the calendar year, January 1 to December 31, which will be the Trust’s fiscal year. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to November 1, 2018 ended on October 31 and beginning after December 31, 2018 ends on December 31 of each year.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $77,937 for the two months ended December 31, 2018 in Sponsor’s fees.

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

Trust Expenses

In certain cases the Trust may pay expenses in addition to the Sponsor’s fee. These include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Change in Fiscal Year End

On January 9, 2019, the Board of Managers of the Sponsor amended the Depositary Trust Agreement for the Trust to change the fiscal year end from October 31 to December 31. Accordingly, the Trust is filing this transition report on Form 10-K for the two month transition period ended December 31, 2018, including audited financial statements for the two months ended December 31, 2018.

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

Disruptions in the ability to create and redeem Baskets may adversely impact the price of the Shares.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Baskets in the ordinary course. If the Trust were to issue all Shares that have been registered or if the Trust does not have an effective registration statement with the SEC with sufficient Shares available, each of which may happen from time to time, the Trust would not be able to create new Baskets until it registered additional Shares and those additional Shares became available for sale. In addition, the Trust may, in its discretion, suspend the creation of Baskets for any reason and at any time. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Baskets. The inability to purchase and redeem Baskets could result in the Shares trading at a premium or discount to the NAV of the Trust. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

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

The number of record holders of Shares of the registrant as of January 31, 2019 was approximately 75.

Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the Transition Period covered by this report as follows:

Month	Shares	Average Price
November	150,000	$72.36
December	—	$—

Total	150,000	$72.36

Item 6. Selected Financial Data

On January 9, 2019, the Sponsor changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. The following summary data is based in part on the financial statements and accompanying notes, and other schedules appearing elsewhere in this transition report on Form 10-K. The information for the fiscal years ended October 31, 2018, October 31, 2017 and the transition period from November 1, 2018 through December 31, 2018 is derived in part from, and should be read together with, the audited financial statements and notes thereto of the Trust that appear in this transition report on Form 10-K. The information for the fiscal years ended October 31, 2016, October 31, 2015 and October 31, 2014 is derived in part from audited financial statements that do not appear in this transition report on Form 10-K. The accompanying selected financial data from November 1, 2017 through December 31, 2017 is unaudited. The unaudited information, in the opinion of management, includes all adjustments necessary for a fair presentation of the Trust’s financial position and results of its operations. Subsequent to this report, the Trust’s reports on Form 10-K will cover the calendar year, January 1 to December 31, which will be the fiscal year.

	Two Months ended December 31, 2018	Two Months ended December 31, 2017	Fiscal Year ended October 31, 2018	Fiscal Year ended October 31, 2017	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014
Income
Interest Income	$251,151	$220,056	$1,735,658	$2,135,832	$2,576,284	$4,050,279	$6,879,609

Total Income	251,151	220,056	1,735,658	2,135,832	2,576,284	4,050,279	6,879,609
Expenses
Sponsor’s fee	(77,937)	(87,443)	(508,958)	(680,510)	(713,817)	(836,139)	(1,255,968)
Interest Expense on currency deposits	(198)	—	—	—	—	—	—

Total Expenses	(78,135)	(87,443)	(508,958)	(680,510)	(713,817)	(836,139)	(1,255,968)
Net Comprehensive Income	$173,016	$132,613	$1,226,700	$1,455,322	$1,862,467	$3,214,140	$5,623,641

Basic and Diluted Earnings per Share	$0.11	$0.08	$0.73	$0.65	$0.77	$1.20	$1.64
Weighted-average Shares Outstanding	1,615,574	1,704,918	1,684,110	2,228,219	2,409,016	2,667,397	3,420,137
Cash Dividends per Share	$0.12	$0.10	$0.72	$0.66	$0.81	$1.25	$1.65
Net Increase/(Decrease) in Cash	$(4,328,594)	$(8,881,366)	$(21,357,005)	$(36,975,692)	$(3,109,064)	$(108,172,139)	$(136,029,532)

	As of December 31, 2018	As of December 31, 2017	As of October 31, 2018	As of October 31, 2017	As of October 31, 2016	As of October 31, 2015	As of October 31, 2014
Redeemable Capital Shares at Redemption value	$116,248,970	$133,025,963	$120,594,430	$141,941,827	$178,918,567	$182,130,886	$290,508,116
Total Assets	$116,288,105	$133,071,148	$120,634,683	$141,992,962	$178,980,152	$182,192,182	$290,599,125

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of December 31, 2018, and its results of operations for the two months ended December 31, 2018 and 2017 (unaudited) and for the years ended October 31, 2018 and 2017. It should be read in conjunction with the “Selected Financial Data” and the accompanying audited financial statements and related notes thereto contained in this transition report.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of December 31, 2018 was an annual nominal rate of -0.06%. The following chart provides the daily rate paid by the Depository since October 31, 2013:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
12/3/2018	$ 0.05215	$73.08	0.07%	0.87%
11/1/2018	$ 0.06278	$70.94	0.09%	1.04%

FXA Distribution History (Quarter Ended October 31, 2018)
Date	Value	NAV	Yield	Annualized Yield
10/1/2018	$ 0.07039	$72.43	0.10%	1.18%
9/4/2018	$ 0.05725	$72.39	0.08%	0.93%
8/1/2018	$ 0.07909	$74.42	0.11%	1.25%

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

Results of Operations

For the two months ended December 31, 2018 and the two months ended December 31, 2017

During the two months ended December 31, 2017, an additional 50,000 Shares were created in exchange for 5,000,000 Australian Dollars and 200,000 Shares were redeemed in exchange for 20,000,000 Australian Dollars. As of October 31, 2018, the number of Australian Dollars owned by the Trust was 170,000,000, resulting in a redeemable capital Share value of $120,594,430. During the two months ended December 31, 2018, an additional 100,000 Shares were created in exchange for 10,000,000 Australian Dollars and 150,000 Shares were redeemed in exchange for 15,000,000 Australian Dollars. As of December 31, 2018, the number of Australian Dollars owned by the Trust was 165,000,000, resulting in a redeemable capital Share value of $116,248,970.

A decrease in the Trust’s redeemable capital Share value from $120,594,430 at October 31, 2018 to $116,248,970 at December 31, 2018, was primarily the result of a decrease in the number of Shares outstanding from 1,700,000 at October 31, 2018 to 1,650,000 at December 31, 2018, coupled with a decrease in the Closing Spot Rate from 0.7087 at October 31, 2018 to 0.7040 at December 31, 2018.

Interest income increased from $220,056 for the two months ended December 31, 2017 to $251,151 for the two months ended December 31, 2018, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by a decrease in the weighted-average Australian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $87,443 for the two months ended December 31, 2017 to $77,937 for the two months ended December 31, 2018. Because the annual interest rate paid by the depository fell briefly below 0% at the end of December, 2018 (as set forth in the chart above), the Trust incurred interest expense on currency deposits. Due primarily to a decline in the interest rate (below 0%), interest expense on currency deposits increased from $0 for the two months ended December 31, 2017 to $198 for the two months ended December 31, 2018. The only expenses of the Trust during the two months ended December 31, 2018 were the Sponsor’s fee and interest expense on currency deposits.

The Trust’s net comprehensive income for the two months ended December 31, 2018 was $173,016 due to interest income of $251,151 exceeding the Sponsor’s fee of $77,937 and interest expense on currency deposits of $198. The Trust’s net comprehensive income for the two months ended December 31, 2017 was $132,613 due to interest income of $220,056 exceeding the Sponsor’s fee of $87,443.

Cash dividends per Share increased from $0.10 per Share for the two months ended December 31, 2017 to $0.12 per Share for the two months ended December 31, 2018. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

For the fiscal years ended October 31, 2018 and October 31, 2017

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018, the end of the period covered by this transition report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page F-2 of this Transition Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2018, as stated in their report on page F-3 of this Form 10-K.

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

For the two months ended December 31, 2018, the Trust has incurred Sponsor’s Fees of $77,937 of which $38,996 had been paid at December 31, 2018. Sponsor’s Fees of $38,941 were unpaid at December 31, 2018 and are reported as a liability on the Statement of Financial Condition.

For the two months ended December 31, 2017, the Trust has incurred Sponsor’s Fees of $87,443 of which $42,258 has been paid at December 31, 2017. Sponsor’s Fees of $45,185 were unpaid at December 31, 2017 and are reported as a liability on the Statement of Financial Condition.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2019, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PwC, the Trust’s independent registered public accounting firm for the two months ended December 31, 2018 and for the year ended October 31, 2018.

	Two Months Ended December 31, 2018	Fiscal Year Ended October 31, 2018
Audit Fees	$35,000	$35,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$35,000	$35,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Transition Report:

Exhibit No.	Description

3.1	Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132362) filed by the Trust on June 9, 2006.

3.2	Certificate of Amendment to Certificate of Formation of the Sponsor dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Certificate of Amendment to the Certificate of Formation of the Sponsor dated April 6, 2018, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

3.4	Third Amended and Restated Limited Liability Company Agreement of the Sponsor, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among the Sponsor, The Bank of New York Mellon, all registered owners and beneficial owners of Australian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.5	Global Amendment to Depositary Trust Agreements dated as of June 4, 2018 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Trust on June 4, 2018.

4.6	Form of Participant Agreement among The Bank of New York Mellon, the Sponsor, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed by the Trust on January 11, 2019.

4.7	Global Amendment to Depositary Trust Agreements dated as of January 9, 2019 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Trust on January 11, 2019.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	License Agreement dated as of April 6, 2018 between The Bank of New York Mellon and the Sponsor, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Invesco CurrencyShares® Australian Dollar Trust

Financial Statements as of December 31, 2018

Index

Page

Report of Management on Internal Control over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-3

Statements of Financial Condition at December 31, 2018, October 31, 2018 and October 31, 2017	F-5

Statements of Comprehensive Income for the two months ended December 31, 2018, the year ended October 31, 2018 and the year ended October 31, 2017	F-6

Statements of Changes in Shareholders’ Equity for the two months ended December 31, 2018, the year ended October 31, 2018 and the year ended October 31, 2017	F-7

Statements of Cash Flows for the two months ended December 31, 2018, the year ended October 31, 2018 and the year ended October 31, 2017	F-8

Notes to the Financial Statements	F-9

Report of Management on Internal Control

Over Financial Reporting

Management of Invesco Specialized Products, LLC, as sponsor (the “Sponsor”) of the Invesco CurrencyShares® Australian Dollar Trust (the “Trust”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Daniel Draper, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2018, as stated in their report on page F-3 of the Trust’s Transition Report on Form 10-K.

By:	/S/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer

By:	/S/ Kelli Gallegos
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

March 8, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of Invesco CurrencyShares Australian Dollar Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of Invesco CurrencyShares Australian Dollar Trust (the “Trust”) as of December 31, 2018 and October 31, 2018, and the related statements of comprehensive income, of changes in shareholders’ equity and of cash flows for the two months ended December 31, 2018 and for the year ended October 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and October 31, 2018, and the results of its operations and its cash flows for the two months ended December 31, 2018 and for the year ended October 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

March 8, 2019

We have served as the Trust’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Invesco CurrencyShares® Australian Dollar Trust (formerly, CurrencyShares® Australian Dollar Trust):

We have audited the accompanying statement of financial condition of Invesco CurrencyShares® Australian Dollar Trust (the “Trust”) as of October 31, 2017, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for the year ended October 31, 2017. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invesco CurrencyShares® Australian Dollar Trust at October 31, 2017, and the result of its operations and its cash flows for the year ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tysons, VA

January 11, 2018

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

	December 31, 2018	October 31, 2018	October 31, 2017
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$116,159,963	$120,487,478	$141,848,757
Australian Dollar deposits, non-interest bearing	1,318	2,397	—
Receivable from accrued interest	126,824	144,808	144,205

Total Current Assets	$116,288,105	$120,634,683	$141,992,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$—	$1,877
Accrued Sponsor’s fee	38,941	40,253	49,258
Accrued interest expense on currency deposits	194	—	—

Total Current Liabilities	39,135	40,253	51,135

Commitments and Contingent Liabilities (note 9)	—	—	—

Redeemable Capital Shares, at redemption value, no par value, 41,500,000, 41,500,000 and 38,500,000 authorized, respectively – 1,650,000, 1,700,000 and 1,850,000 issued and outstanding, respectively	116,248,970	120,594,430	141,941,827
Shareholders’ Equity:
Retained Earnings	—	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$116,288,105	$120,634,683	$141,992,962

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

	Two Months Ended December 31, 2018	Year Ended October 31, 2018	Year Ended October 31, 2017
Income
Interest Income	$251,151	$1,735,658	$2,135,832

Total Income	251,151	1,735,658	2,135,832

Expenses
Sponsor’s fee	(77,937)	(508,958)	(680,510)
Interest Expense on currency deposits	(198)	—	—

Total Expenses	(78,135)	(508,958)	(680,510)

Net Comprehensive Income	$173,016	$1,226,700	$1,455,322

Basic and Diluted Earnings per Share	$0.11	$0.73	$0.65
Weighted-average Shares Outstanding	1,615,574	1,684,110	2,228,219

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Two Months Ended December 31, 2018	Year Ended October 31, 2018	Year Ended October 31, 2017
Retained Earnings, Beginning of Period/Year	$—	$—	$—
Net Comprehensive Income	173,016	1,226,700	1,455,322
Distributions Paid	(189,938)	(1,210,590)	(1,460,231)
Adjustment of redeemable capital Shares to redemption value	16,922	(16,110)	4,909

Retained Earnings, End of Period/Year	$—	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

	Two Months Ended December 31, 2018	Year Ended October 31, 2018	Year Ended October 31, 2017
Cash flows from operating activities
Cash received for accrued income	$268,567	$1,727,420	$2,152,354
Cash paid for Sponsor’s fee	(79,004)	(514,607)	(693,136)

Net cash provided by operating activities	189,563	1,212,813	1,459,218

Cash flows from financing activities
Cash received to purchase redeemable Shares	7,287,860	18,880,911	34,369,885
Cash paid to redeem redeemable Shares	(10,854,234)	(30,200,732)	(72,530,089)
Cash paid for distributions	(189,938)	(1,210,590)	(1,460,231)

Net cash used in financing activities	(3,756,312)	(12,530,411)	(39,620,435)

Adjustment to period cash flows due to currency movement	(761,845)	(10,039,407)	1,185,525

Decrease in cash	(4,328,594)	(21,357,005)	(36,975,692)
Cash at beginning of period/year	120,489,875	141,846,880	178,822,572

Cash at end of period/year	$116,161,281	$120,489,875	$141,846,880

Reconciliation of net comprehensive income to net cash provided by operating activities
Net Comprehensive Income	$173,016	$1,226,700	$1,455,322
Adjustments to reconcile net comprehensive income to net cash provided by operating activities:
Receivable from accrued interest	(126,824)	(144,808)	(144,205)
Prior period receivable from accrued interest	144,808	144,205	156,931
Effect of exchange rate on cash	(319)	(4,279)	2,848
Accrued Sponsor’s fee	38,941	40,253	49,258
Accrued interest expense on currency deposits	194	—	—
Prior period accrued Sponsor’s fee	(40,253)	(49,258)	(60,936)

Net cash provided by operating activities	$189,563	$1,212,813	$1,459,218

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

1.	Background

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

On January 9, 2019, the Sponsor changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to November 1, 2018 ended on October 31 and beginning after December 31, 2018 ends on December 31 of each year.

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

The table below shows distributions per Share and in total for the years presented:

	Two months ended December 31, 2018	Year ended October 31, 2018	Year ended October 31, 2017
Distributions per Share	$0.12	$0.72	$0.66
Distributions paid	$189,938	$1,210,590	$1,460,231

An income distribution for the month ended December 31, 2018 was paid on January 9, 2019 to holders of record as of January 3, 2019 at a rate of $ 0.0566 per Share and a total distribution of $93,308.

4.	Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of December 31, 2018 was an annual nominal rate of -0.06%. For the two months ended December 31, 2018, there were Australian Dollar principal deposits of 10,000,000 and Australian Dollar principal redemptions of 15,000,000, resulting in an ending Australian Dollar principal balance of 165,000,000. This equates to 116,159,963 USD. For the year ended October 31, 2018, there were Australian Dollar principal deposits of 25,000,000 and Australian Dollar principal redemptions of 40,000,000, resulting in an ending Australian Dollar principal balance of 170,000,000. This equates to 120,487,478 USD. For the year ended October 31, 2017, there were Australian Dollar principal deposits of 45,000,000 and Australian Dollar principal redemptions of 95,000,000, resulting in an ending Australian Dollar principal balance of 185,000,000. This equates to 141,848,757 USD.

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

Activity in redeemable capital Shares is as follows:

	Two Months Ended December 31, 2018		Year Ended October 31, 2018		Year Ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,700,000	$120,594,430	1,850,000	$141,941,827	2,350,000	$178,918,567
Shares Issued	100,000	7,287,860	250,000	18,880,911	450,000	34,369,885
Shares Redeemed	(150,000)	(10,854,234)	(400,000)	(30,200,732)	(950,000)	(72,530,089)
Adjustment to period Shares due to currency movement	—	(779,086)	—	(10,027,576)	—	1,183,464

Ending Balance	1,650,000	$116,248,970	1,700,000	$120,594,430	1,850,000	$141,941,827

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

6.	Selected Quarterly Information (Unaudited)

Fiscal Periods Ended December 31, 2018 and October 31, 2018:

	Two months ended December 31, 2018	Three months ended October 31, 2018	Three months ended July 31, 2018	Three months ended April 30, 2018	Three months ended January 31, 2018
Income
Interest Income	$251,151	$444,064	$495,699	$424,679	$371,216

Total Income	251,151	444,064	495,699	424,679	371,216

Expenses
Sponsor’s fee	(77,937)	(122,419)	(128,476)	(125,671)	(132,392)
Interest Expense on currency deposits	(198)	—	—	—	—

Total Expenses	(78,135)	(122,419)	(128,476)	(125,671)	(132,392)

Net Comprehensive Income	$173,016	$321,645	$367,223	$299,008	$238,824

Basic and Diluted Earnings per Share(1)	0.11	$0.19	$0.22	$0.18	$0.14
Weighted-average Shares Outstanding	1,615,574	1,679,348	1,706,522	1,661,798	1,688,043
Cash Dividends per Share(1)	$0.12	$0.21	$0.20	$0.17	$0.13

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

In certain cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts. Accordingly, the Sponsor expects the risk of loss to be remote.

10.	Comparative Data for the two months ended December 31, 2017 (Unaudited)

Two Months Ended December 31, 2017
Income
Interest Income	$220,056

Total Income	220,056

Expenses
Sponsor’s fee	(87,443)

Total Expenses	(87,443)

Net Comprehensive Income	$132,613

Basic and Diluted Earnings per Share	$0.08
Weighted-average Shares Outstanding	1,704,918

Two Months Ended December 31, 2017
Retained Earnings, Beginning of Period	$—
Net Comprehensive Income	132,613
Distributions Paid	(165,335)
Adjustment of redeemable capital Shares to redemption value	32,722

Retained Earnings, End of Period	$—

Two Months Ended December 31, 2017
Cash flows from operating activities
Cash received for accrued income	$260,546
Cash paid for Sponsor’s fee	(92,387)

Net cash provided by operating activities	168,159

Cash flows from financing activities
Cash received to purchase redeemable Shares	3,819,070
Cash paid to redeem redeemable Shares	(15,275,524)
Cash paid for distributions	(165,335)

Net cash used in financing activities	(11,621,789)

Adjustment to period cash flows due to currency movement	2,572,264

Decrease in cash	(8,881,366)
Cash at beginning of period	141,846,880

Cash at end of period	$132,965,514

Reconciliation of net comprehensive income to net cash provided by operating activities
Net Comprehensive Income	$132,613
Adjustments to reconcile net comprehensive income to net cash provided by operating activities:
Receivable from accrued interest	(105,634)
Prior period receivable from accrued interest	144,205
Effect of exchange rate on cash	1,048
Accrued Sponsor’s fee	45,185
Prior period accrued Sponsor’s fee	(49,258)

Net cash provided by operating activities	$168,159

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST
By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Australian Dollar Trust

By:	/s/ DANIEL DRAPER
Daniel Draper
Chief Executive Officer
(Principal Executive Officer)

Date:	March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ DANIEL DRAPER	Manager and Chief Executive Officer
Daniel Draper	(Principal Executive Officer)	March 8, 2019

/s/ KELLI GALLEGOS	Principal Financial and Accounting Officer – Investment Pools
Kelli Gallegos	(Principal Financial Officer and Principal Accounting Officer)	March 8, 2019

/s/ DAVID C. WARREN	Manager	March 8, 2019
David C. Warren

/s/ JOHN M. ZERR	Manager	March 8, 2019
John M. Zerr

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.