Form 10-Q
period 2019-03-31
Invesco CurrencyShares Australian Dollar Trust
filed 2019-05-09
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	FXA	NYSE Arca

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2019: 1,500,000 Shares.

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Australian Dollar deposits, interest bearing	$106,552,574	$116,159,963
Australian Dollar deposits, non-interest bearing	324	1,318
Receivable from accrued interest	110,011	126,824
Total Current Assets	$106,662,909	$116,288,105

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$36,136	$38,941
Accrued interest expense on currency deposits	—	194
Total Current Liabilities	36,136	39,135
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 41,500,000 authorized – 1,500,000 and 1,650,000, issued and outstanding, respectively	106,626,773	116,248,970
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$106,662,909	$116,288,105

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income
Interest Income	$360,651	$414,901
Total Income	360,651	414,901
Expenses
Sponsor’s fee	(106,359)	(128,231)
Total Expenses	(106,359)	(128,231)
Net Comprehensive Income (Loss)	$254,292	$286,670
Basic and Diluted Earnings per Share	$0.17	$0.17
Weighted-average Shares Outstanding	1,506,111	1,651,667

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	$116,248,970
Purchases of Shares	—	—	7,094,912
Redemption of Shares	—	—	(17,792,563)
Net Increase (Decrease) due to Share Transactions	—	—	(10,697,651)
Distributions	(268,645)	(268,645)	—
Net Comprehensive Income (Loss)	254,292	254,292	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	14,353	14,353	(14,353)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	1,089,807
Balance at March 31, 2019	$—	$—	$106,626,773

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	$133,025,963
Purchases of Shares	—	—	—
Redemption of Shares	—	—	(3,929,418)
Net Increase (Decrease) due to Share Transactions	—	—	(3,929,418)
Distributions	(252,350)	(252,350)	—
Net Comprehensive Income (Loss)	286,670	286,670	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(34,320)	(34,320)	34,320
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	(2,475,241)
Balance at March 31, 2018	$—	$—	$126,655,624

See Notes to Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$254,292	$286,670
Adjustments to reconcile net comprehensive income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	16,813	(29,754)
Accrued Sponsor’s fee	(2,805)	(2,173)
Accrued interest expense	(194)	—
Net cash provided by operating activities	268,106	254,743
Cash flows from financing activities
Distributions paid to shareholders	(268,645)	(252,350)
Proceeds from purchases of redeemable Shares	7,094,912	—
Redemptions of redeemable Shares	(17,792,563)	(3,929,418)
Net cash used in financing activities	(10,966,296)	(4,181,768)

Effect of exchange rate on cash	1,089,807	(2,475,241)
Net change in cash	(9,608,383)	(6,402,266)
Cash at beginning of period	116,161,281	132,965,514
Cash at end of period	$106,552,898	$126,563,248

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Distributions per Share	$0.18	$0.15
Distributions paid	$268,645	$252,350

An income distribution for the month ended March 31, 2019 was paid on April 8, 2019 to holders of record as of April 2, 2019 at a rate of $0.04939 per Share and a total distribution of $74,085.

4.Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 1.29%. For the three months ended March 31, 2019, there were Australian Dollar principal deposits of 10,000,009 and Australian Dollar principal redemptions of 24,999,877, resulting in an ending Australian Dollar principal balance of 150,000,132. This equates to 106,552,574 USD. For the two months ended December 31, 2018, there were Australian Dollar principal deposits of 10,000,000 and Australian Dollar principal redemptions of 15,000,000, resulting in an ending Australian Dollar principal balance of 165,000,000. This equates to 116,159,963 USD.

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded directly to redeemable capital shares and retained earnings.

Activity in redeemable capital Shares is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,650,000	$116,248,970	1,700,000	$133,025,963
Shares Issued	100,000	7,094,912	—	—
Shares Redeemed	(250,000)	(17,792,563)	(50,000)	(3,929,418)
Adjustment of Redeemable Capital Shares to Redemption Value	—	1,075,454	—	(2,440,921)
Ending Balance	1,500,000	$106,626,773	1,650,000	$126,655,624

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 1.29%. The following chart provides the daily rate paid by the Depository since March 31, 2014:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2019	$0.05655	$70.45	0.08%	0.95%
2/1/2019	$0.06192	$72.98	0.08%	1.00%
3/1/2019	$0.05449	$71.20	0.08%	1.00%

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

Results of Operations

As of December 31, 2018, the number of Australian Dollars owned by the Trust was 165,000,000, resulting in a redeemable capital Share value of $116,248,970. During the three months ended March 31, 2019, an additional 100,000 Shares were created in exchange for 10,000,009 Australian Dollars and 250,000 Shares were redeemed in exchange for 24,999,877 Australian Dollars. As of March 31, 2019, the number of Australian Dollars owned by the Trust was 150,000,132, resulting in a redeemable capital Share value of $106,626,773.

A decrease in the Trust’s redeemable capital Share value from $116,248,970 at December 31, 2018 to $106,626,773 at March 31, 2019, was primarily the result of a decrease in the number of Shares outstanding from 1,650,000 at December 31, 2018 to 1,500,000 at March 31, 2019.

Interest income decreased from $414,901 for the three months ended March 31, 2018 to $360,651 for the three months ended March 31, 2019, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust, but partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $128,231 for the three months ended March 31, 2018 to $106,359 for the three months ended March 31, 2019. The only expense of the Trust during the three months ended March 31, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $254,292 due to interest income of $360,651 exceeding the Sponsor’s fee of $106,359. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2018 was $286,670 due to interest income of $414,901 exceeding the Sponsor’s fee of $128,231.

Cash dividends per Share increased from $0.15 per Share for the three months ended March 31, 2018 to $0.18 per Share for the three months ended March 31, 2019. The increase in cash dividends per Share was primarily due to an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP's Independence Could Have Potentially Adverse Consequences for the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2019, 5 Basket (250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
01/01/2019 – 01/31/2019	100,000	$69.96
02/01/2019 – 02/28/2019	100,000	$72.47
03/01/2019 – 03/31/2019	50,000	$70.95
Total	250,000	$71.16

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333‑132362) filed by the Trust on June 9, 2006.

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

INVESCO CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Australian Dollar Trust

Date: May 8, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

	By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools