Form 10-Q
period 2019-06-30
Invesco CurrencyShares Australian Dollar Trust
filed 2019-08-08
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2019: 1,450,000 Shares.

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Australian Dollar deposits, interest bearing	$101,753,833	$116,159,963
Australian Dollar deposits, non-interest bearing	—	1,318
Receivable from accrued interest	76,082	126,824
Total Assets	$101,829,915	$116,288,105
Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$1,633	$—
Accrued Sponsor’s fee	34,847	38,941
Accrued interest expense on currency deposits	—	194
Total Liabilities	36,480	39,135
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 41,500,000 authorized – 1,450,000 and 1,650,000, issued and outstanding, respectively	101,793,435	116,248,970
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$101,829,915	$116,288,105

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income
Interest Income	$285,125	$479,149	$645,776	$894,050
Total Income	285,125	479,149	645,776	894,050
Expenses
Sponsor’s fee	(106,352)	(127,746)	(212,711)	(255,977)
Total Expenses	(106,352)	(127,746)	(212,711)	(255,977)
Net Comprehensive Income (Loss)	$178,773	$351,403	$433,065	$638,073
Basic and Diluted Earnings per Share	$0.12	$0.21	$0.29	$0.38
Weighted-average Shares Outstanding	1,523,626	1,695,055	1,514,917	1,673,481

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2019	$—	$—	1,500,000	$106,626,773
Purchases of Shares	—	—	100,000	7,146,281
Redemption of Shares	—	—	(150,000)	(10,432,983)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,286,702)
Distributions	(214,141)	(214,141)		—
Net Comprehensive Income (Loss)	178,773	178,773		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	35,368	35,368		(35,368)
Adjustment of Redeemable Capital Shares to Redemption Value				(1,511,268)
Balance at June 30, 2019	$—	$—	1,450,000	$101,793,435

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2018	$—	$—	1,650,000	$126,655,624
Purchases of Shares	—	—	50,000	3,857,939
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	50,000	3,857,939
Distributions	(309,473)	(309,473)		—
Net Comprehensive Income (Loss)	351,403	351,403		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(41,930)	(41,930)		41,930
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(4,819,248)
Balance at June 30, 2018	$—	$—	1,700,000	$125,736,245

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	1,650,000	$116,248,970
Purchases of Shares	—	—	200,000	14,241,193
Redemption of Shares	—	—	(400,000)	(28,225,546)
Net Increase (Decrease) due to Share Transactions	—	—	(200,000)	(13,984,353)
Distributions	(482,786)	(482,786)		—
Net Comprehensive Income (Loss)	433,065	433,065		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	49,721	49,721		(49,721)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(421,461)
Balance at June 30, 2019	$—	$—	1,450,000	$101,793,435

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	1,700,000	$133,025,963
Purchases of Shares	—	—	50,000	3,857,939
Redemption of Shares	—	—	(50,000)	(3,929,418)
Net Increase (Decrease) due to Share Transactions	—	—	—	(71,479)
Distributions	(561,823)	(561,823)		—
Net Comprehensive Income (Loss)	638,073	638,073		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(76,250)	(76,250)		76,250
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(7,294,489)
Balance at June 30, 2018	$—	$—	1,700,000	$125,736,245

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$433,065	$638,073
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used for) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	50,742	(67,456)
Accrued Sponsor’s fee	(4,094)	(3,868)
Accrued interest expense	(194)	—
Net cash provided by (used in) operating activities	479,519	566,749
Cash flows from financing activities
Distributions paid to shareholders	(482,786)	(561,823)
Proceeds from purchases of redeemable Shares	14,241,193	3,857,939
Redemptions of redeemable Shares	(28,225,546)	(3,929,418)
Net cash provided by (used in) financing activities	(14,467,139)	(633,302)
Effect of exchange rate on cash	(421,461)	(7,294,489)
Net change in cash	(14,409,081)	(7,361,042)
Cash at beginning of period	116,161,281	132,965,514
Cash at end of period	$101,752,200	$125,604,472

Supplemental disclosure of cash flow information
Cash paid for interest	$194	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2019

Note 1 – Background

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

Note 2 – Organization

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

Note 3 – Summary of Significant Accounting Policies

A.	Basis of Presentation

The financial statements of the Trust have been prepared using U.S. GAAP.

B.	Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates by a significant amount. In addition, the Trust monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

C.	Foreign Currency Translation

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

D.	Interest Income

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

E.	Distributions

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Australian Dollars effective on the first business day of the subsequent month. The Trustee (as defined below) will direct that the excess Australian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions per Share	$0.14	$0.19	$0.32	$0.34
Distributions paid	$214,141	$309,473	$482,786	$561,823

An income distribution for the month ended June 30, 2019 was paid on July 9, 2019 to holders of record as of July 2, 2019 at a rate of $0.02729 per Share and a total distribution of $39,571.

F.	Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s monthly fee, NYSE Arca listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Trust does not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Trust. Accordingly, such expenses are not reflected in the Statements of Comprehensive Income of the Trust.

G.	Non-Recurring Fees and Expenses

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.  For the three and six months ended June 30, 2019 and 2018, the Trust did not incur such expenses.

H.	Federal Income Taxes

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2019 was an annual nominal rate of 0.79%. For the six months ended June 30, 2019, there were Australian Dollar principal deposits of 20,000,017 and Australian Dollar principal redemptions of 39,999,890, resulting in an ending Australian Dollar principal balance of 145,000,127. This equates to 101,753,833 USD. For the two months ended December 31, 2018, there were Australian Dollar principal deposits of 10,000,000 and Australian Dollar principal redemptions of 15,000,000, resulting in an ending Australian Dollar principal balance of 165,000,000. This equates to 116,159,963 USD.

Net interest, if any, associated with creation and redemption activity is held in an Australian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

Note 5 – Concentration Risk

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

Note 6 – Service Providers and Related Party Agreements

The Trustee

The Bank of New York Mellon (the “Trustee”), a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers. The Sponsor is Invesco Specialized Products, LLC, a Delaware limited liability company and a related party of the Trust.  The Trust pays the Sponsor a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

Note 7 – Share Purchases and Redemptions

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded directly to redeemable capital shares and retained earnings.

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

Note 8 – Commitments and Contingencies

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

Overview/Introduction

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2019 was an annual nominal rate of 0.79%. The following chart provides the daily rate paid by the Depository since June 30, 2014:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2019	$0.04939	$71.08	0.07%	0.82%
5/1/2019	$0.05206	$70.44	0.07%	0.90%
6/3/2019	$0.03800	$69.33	0.05%	0.65%

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the Form 10-K transition report of the Trust for the period ended December 31, 2018.

Results of Operations

As of December 31, 2018, the number of Australian Dollars owned by the Trust was 165,000,000, resulting in a redeemable capital Share value of $116,248,970. During the six months ended June 30, 2019, an additional 200,000 Shares were created in exchange for 20,000,017 Australian Dollars and 400,000 Shares were redeemed in exchange for 39,999,890 Australian Dollars. As of June 30, 2019, the number of Australian Dollars owned by the Trust was 145,000,127, resulting in a redeemable capital Share value of $101,793,435.

A decrease in the Trust’s redeemable capital Share value from $116,248,970 at December 31, 2018 to $101,793,435 at June 30, 2019, was primarily the result of a decrease in the number of Shares outstanding from 1,650,000 at December 31, 2018 to 1,450,000 at June 30, 2019.

Interest income decreased from $479,149 for the three months ended June 30, 2018 to $285,125 for the three months ended June 30, 2019, and decreased from $894,050 for the six months ended June 30, 2018 to $645,776 for the six months ended June 30, 2019, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and by a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $127,746 for the three months ended June 30, 2018 to $106,352 for the three months ended June 30, 2019, and decreased from $255,977 for the six months ended June 30, 2018 to $212,711 for the six months ended June 30, 2019. The only expense of the Trust during the six months ended June 30, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended June 30, 2019 was $178,773 due to interest income of $285,125 exceeding the Sponsor’s fees of $106,352. The Trust’s net comprehensive income (loss) for the six months ended June 30, 2019 was $433,065 due to interest income of $645,776 exceeding the Sponsor’s fee of $212,711.

Cash dividends per Share decreased from $0.19 per Share for the three months ended June 30, 2018 to $0.14 per Share for the three months ended June 30, 2019, and cash dividends per Share decreased from $0.34 per Share for the six months ended June 30, 2018 to $0.32 per Share for the six months ended June 30, 2019. The decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On June 18, 2019, the SEC adopted amendments to the Loan Rule (the “Amendments”) addressing many of the issues that led to the issuance of the no-action letter. The Amendments will become effective and supersede the no-action letter on October 3, 2019. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no-action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Trust will need to take other action in order for the Trust’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Trust to issue new shares or have other material adverse effects on the Trust. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of the Amendments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2019 to April 30, 2019	50,000	$71.04
May 1, 2019 to May 31, 2019	—	$—
June 1, 2019 to June 30, 2019	100,000	$68.79
Total	150,000	$69.54

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

INVESCO CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Australian Dollar Trust

Date: August 7, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

	By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools