Form 10-Q
period 2019-09-30
Invesco CurrencyShares Australian Dollar Trust
filed 2019-11-08
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2019: 1,450,000 Shares.

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Australian Dollar deposits, interest bearing	$97,795,309	$116,159,963
Australian Dollar deposits, non-interest bearing	—	1,318
Receivable from accrued interest	25,970	126,824
Total Assets	$97,821,279	$116,288,105
Liabilities
Accrued Sponsor’s fee	$32,153	$38,941
Accrued interest expense on currency deposits	—	194
Total Liabilities	32,153	39,135
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 41,500,000 authorized – 1,450,000 and 1,650,000, issued and outstanding, respectively	97,789,126	116,248,970
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$97,821,279	$116,288,105

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income
Interest Income	$133,342	$476,445	$779,118	$1,370,495
Total Income	133,342	476,445	779,118	1,370,495
Expenses
Sponsor’s fee	(100,254)	(125,144)	(312,965)	(381,121)
Total Expenses	(100,254)	(125,144)	(312,965)	(381,121)
Net Comprehensive Income (Loss)	$33,088	$351,301	$466,153	$989,374
Basic and Diluted Earnings per Share	$0.02	$0.21	$0.31	$0.59
Weighted-average Shares Outstanding	1,450,000	1,698,370	1,493,040	1,681,686

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2019	$—	$—	1,450,000	$101,793,435
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Distributions	(78,415)	(78,415)		—
Net Comprehensive Income (Loss)	33,088	33,088		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	45,327	45,327		(45,327)
Adjustment of Redeemable Capital Shares to Redemption Value				(3,958,982)
Balance at September 30, 2019	$—	$—	1,450,000	$97,789,126

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2018	$—	$—	1,700,000	$125,736,245
Purchases of Shares	—	—	100,000	7,518,388
Redemption of Shares	—	—	(150,000)	(11,235,837)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,717,449)
Distributions	(363,196)	(363,196)		—
Net Comprehensive Income (Loss)	351,301	351,301		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	11,895	11,895		(11,895)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,504,716)
Balance at September 30, 2018	$—	$—	1,650,000	$119,502,185

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	1,650,000	$116,248,970
Purchases of Shares	—	—	200,000	14,241,193
Redemption of Shares	—	—	(400,000)	(28,225,546)
Net Increase (Decrease) due to Share Transactions	—	—	(200,000)	(13,984,353)
Distributions	(561,201)	(561,201)		—
Net Comprehensive Income (Loss)	466,153	466,153		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	95,048	95,048		(95,048)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(4,380,443)
Balance at September 30, 2019	$—	$—	1,450,000	$97,789,126

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	1,700,000	$133,025,963
Purchases of Shares	—	—	150,000	11,376,327
Redemption of Shares	—	—	(200,000)	(15,165,255)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,788,928)
Distributions	(925,019)	(925,019)		—
Net Comprehensive Income (Loss)	989,374	989,374		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(64,355)	(64,355)		64,355
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(9,799,205)
Balance at September 30, 2018	$—	$—	1,650,000	$119,502,185

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$466,153	$989,374
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	100,854	(50,032)
Accrued Sponsor’s fee	(6,788)	(5,911)
Accrued interest expense	(194)	—
Net cash provided by (used in) operating activities	560,025	933,431
Cash flows from financing activities
Distributions paid to shareholders	(561,201)	(925,019)
Proceeds from purchases of redeemable Shares	14,241,193	11,376,327
Redemptions of redeemable Shares	(28,225,546)	(15,165,255)
Net cash provided by (used in) financing activities	(14,545,554)	(4,713,947)
Effect of exchange rate on cash	(4,380,443)	(9,799,205)
Net change in cash	(18,365,972)	(13,579,721)
Cash at beginning of period	116,161,281	132,965,514
Cash at end of period	$97,795,309	$119,385,793

Supplemental disclosure of cash flow information
Cash paid for interest	$194	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2019

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions per Share	$0.05	$0.21	$0.38	$0.55
Distributions paid	$78,415	$363,196	$561,201	$925,019

There was no income distribution for the month ended September 30, 2019.

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2019 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2019 was an annual nominal rate of 0.00%. For the nine months ended September 30, 2019, there were Australian Dollar principal deposits of 20,000,017 and Australian Dollar principal redemptions of 39,999,890, resulting in an ending Australian Dollar principal balance of 145,000,127. This equates to 97,795,309 USD. For the two months ended December 31, 2018, there were Australian Dollar principal deposits of 10,000,000 and Australian Dollar principal redemptions of 15,000,000, resulting in an ending Australian Dollar principal balance of 165,000,000. This equates to 116,159,963 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2019 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since September 30, 2014:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2019	$0.02729	$70.20	0.04%	0.47%
8/1/2019	$0.01543	$68.94	0.02%	0.26%
9/3/2019	$0.01145	$67.39	0.02%	0.20%

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

Results of Operations

As of December 31, 2018, the number of Australian Dollars owned by the Trust was 165,000,000, resulting in a redeemable capital Share value of $116,248,970. During the nine months ended September 30, 2019, an additional 200,000 Shares were created in exchange for 20,000,017 Australian Dollars and 400,000 Shares were redeemed in exchange for 39,999,890 Australian Dollars. As of September 30, 2019, the number of Australian Dollars owned by the Trust was 145,000,127, resulting in a redeemable capital Share value of $97,789,126.

A decrease in the Trust’s redeemable capital Share value from $116,248,970 at December 31, 2018 to $97,789,126 at September 30, 2019, was primarily the result of a decrease in the number of Shares outstanding from 1,650,000 at December 31, 2018 to 1,450,000 at September 30, 2019.

Interest income decreased from $476,445 for the three months ended September 30, 2018 to $133,342 for the three months ended September 30, 2019, and decreased from $1,370,495 for the nine months ended September 30, 2018 to $779,118 for the nine months ended September 30, 2019, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust and by a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $125,144 for the three months ended September 30, 2018 to $100,254 for the three months ended September 30, 2019, and decreased from $381,121 for the nine months ended September 30, 2018 to $312,965 for the nine months ended September 30, 2019. The only expense of the Trust during the three and nine months ended September 30, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2019 was $33,088 due to interest income of $133,342 exceeding the Sponsor’s fees of $100,254. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2019 was $466,153 due to interest income of $779,118 exceeding the Sponsor’s fee of $312,965.

Cash dividends per Share decreased from $0.21 per Share for the three months ended September 30, 2018 to $0.05 per Share for the three months ended September 30, 2019, and cash dividends per Share decreased from $0.55 per Share for the nine months ended September 30, 2018 to $0.38 per Share for the nine months ended September 30, 2019. The decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed March 11, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2019 to July 31, 2019	—	$—
August 1, 2019 to August 31, 2019	—	$—
September 1, 2019 to September 30, 2019	—	$—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO CURRENCYSHARES®
AUSTRALIAN DOLLAR TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Australian Dollar Trust

Date: November 8, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

	By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools