Form 10-Q
period 2020-06-30
Invesco CurrencyShares Australian Dollar Trust
filed 2020-08-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2020: 1,300,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

QUARTER ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Australian Dollar deposits, interest bearing	$85,948,097	$101,919,531
Subscriptions receivable	3,436,869	—
Receivable from accrued interest	—	36,521
Total Assets	$89,384,966	$101,956,052
Liabilities
Redemption Payable	$—	$10,543,357
Accrued Sponsor’s fee	28,251	34,625
Total Liabilities	28,251	10,577,982
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 41,500,000 authorized – 1,300,000 issued and outstanding	89,356,715	91,378,070
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$89,384,966	$101,956,052

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$—	$285,125	$84,292	$645,776
Total Income	—	285,125	84,292	645,776
Expenses
Sponsor’s fee	(83,620)	(106,352)	(168,820)	(212,711)
Interest Expense on currency deposits	(4,050)	—	(18,141)	—
Total Expenses	(87,670)	(106,352)	(186,961)	(212,711)
Net Comprehensive Income (Loss)	$(87,670)	$178,773	$(102,669)	$433,065
Basic and Diluted Earnings (Loss) per Share	$(0.07)	$0.12	$(0.08)	$0.29
Weighted-average Shares Outstanding	1,186,264	1,523,626	1,243,132	1,514,917

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2020

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2020	$—	$—	1,300,000	$79,524,232
Purchases of Shares	—	—	150,000	10,397,595
Redemption of Shares	—	—	(150,000)	(9,243,732)
Net Increase (Decrease) due to Share Transactions	—	—	—	1,153,863
Distributions	—	—		—
Net Comprehensive Income (Loss)	(87,670)	(87,670)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	87,670	87,670		(87,670)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		8,766,290
Balance at June 30, 2020	$—	$—	1,300,000	$89,356,715

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2019	$—	$—	1,500,000	$106,626,773
Purchases of Shares	—	—	100,000	7,146,281
Redemption of Shares	—	—	(150,000)	(10,432,983)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,286,702)
Distributions	(214,141)	(214,141)		—
Net Comprehensive Income (Loss)	178,773	178,773		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	35,368	35,368		(35,368)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,511,268)
Balance at June 30, 2019	$—	$—	1,450,000	$101,793,435

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2020

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2019	$—	$—	1,300,000	$91,378,070
Purchases of Shares	—	—	150,000	10,397,595
Redemption of Shares	—	—	(150,000)	(9,243,732)
Net Increase (Decrease) due to Share Transactions	—	—	—	1,153,863
Distributions	(25,880)	(25,880)		—
Net Comprehensive Income (Loss)	(102,669)	(102,669)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	128,549	128,549		(128,549)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,046,669)
Balance at June 30, 2020	$—	$—	1,300,000	$89,356,715

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

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(102,669)	$433,065
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	36,521	50,742
Accrued Sponsor’s fee	(6,374)	(4,094)
Accrued interest expense	—	(194)
Net cash provided by (used in) operating activities	(72,522)	479,519
Cash flows from financing activities
Distributions paid to shareholders	(25,880)	(482,786)
Proceeds from purchases of redeemable capital Shares	6,980,444	14,241,193
Redemptions of redeemable capital Shares	(19,787,089)	(28,225,546)
Net cash provided by (used in) financing activities	(12,832,525)	(14,467,139)
Effect of exchange rate on cash	(3,066,387)	(421,461)
Net change in cash	(15,971,434)	(14,409,081)
Cash at beginning of period	101,919,531	116,161,281
Cash at end of period	$85,948,097	$101,752,200

Supplemental disclosure of cash flow information
Cash paid for interest	$18,141	$194

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Distributions per Share	$—	$0.14	$0.02	$0.32
Distributions paid	$—	$214,141	$25,880	$482,786

There was no income distribution for the month ended June 30, 2020.

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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2020 were the Sponsor’s fee and interest expense on currency deposits. The only expense of the Trust during the three and six months ended June 30, 2019 was the Sponsor’s fee.
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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2020 was an annual nominal rate of 0.00%. For the six months ended June 30, 2020, there were Australian Dollar principal deposits of 14,977,439, Australian Dollar principal redemptions of 14,990,242 and Australian Dollar withdrawals (to pay expenses) of 151,014, resulting in an ending Australian Dollar principal balance of 129,825,675. This equates to 89,384,966 USD (which includes USD subscriptions receivable). For the year ended December 31, 2019, there were Australian Dollar principal deposits of 20,000,018, Australian Dollar principal redemptions of 54,998,678 and Australian Dollar withdrawals (to pay expenses) of 11,848, resulting in an ending Australian Dollar principal balance of 129,989,492. This equates to 91,376,174 USD (which includes USD redemptions payable).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2020 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since June 30, 2015:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Australian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2020.

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

Results of Operations

During the six months ended June 30, 2020, an additional 150,000 Shares were created in exchange for 14,977,439 Australian Dollars and 150,000 Shares were redeemed in exchange for 14,990,242 Australian Dollars. In addition, 151,014 Australian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of June 30, 2020, the number of Australian Dollars owned by the Trust was 129,825,675, resulting in a redeemable capital Share value of $89,356,715. During the year ended December 31, 2019, an additional 200,000 Shares were created in exchange for 20,000,018 Australian Dollars and 550,000 Shares were redeemed in exchange for 54,998,678 Australian Dollars. In addition, 11,848 Australian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of December 31, 2019, the number of Australian Dollars owned by the Trust was 129,989,492, resulting in a redeemable capital Share value of $91,378,070.

A decrease in the Trust’s redeemable capital Share value from $91,378,070 at December 31, 2019 to $89,356,715 at June 30, 2020, was primarily the result of a decrease in the Closing Spot Rate from 0.7029 at December 31, 2019 to 0.6885 at June 30, 2020.

Interest income decreased from $285,125 for the three months ended June 30, 2019 to $0 for the three months ended June 30, 2020, and decreased from $645,776 for the six months ended June 30, 2019 to $84,292 for the six months ended June 30, 2020, attributable primarily to a decrease in the weighted-average Australian Dollars in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the FXA Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust. Due primarily to a decrease in the weighted-average Australian Dollars in the Trust, the Sponsor’s fee decreased from $106,352 for the three months ended June 30, 2019 to $83,620 for the three months ended June 30, 2020, and decreased from $212,711 for the six months ended June 30, 2019 to $168,820 for the six months ended June 30, 2020. Because the annual interest rate paid by the Depository fell briefly below 0% at the end of June 30, 2020 (as set forth in the chart above), the Trust incurred interest expense on currency deposits. Due primarily to a decline in the interest rate (below 0.00%), interest expense on currency deposits increased from $0 for the three months ended June 30, 2019 to $4,050 for the three months ended June 30, 2020, and increased from $0 for the six months ended June 30, 2019 to $18,141 for the six months ended June 30, 2020. The only expenses of the Trust during the three and six months ended June 30, 2020 were the Sponsor’s fee and interest expense on currency deposits. The only expense of the Trust during the three and six months ended June 30, 2019 was the Sponsor’s fee

The Trust’s net comprehensive income (loss) for the three months ended June 30, 2020 was $(87,670) due to the Sponsor’s fee of $83,620 and interest expense on currency deposits of $4,050 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended June 30, 2019 was $178,773 due to interest income of $285,125 exceeding the Sponsor’s fee of $106,352. The Trust’s net comprehensive income (loss) for the six months ended June 30, 2020 was $(102,669) due to the Sponsor’s fee of $168,820 and interest expense on currency deposits of $18,141 exceeding interest income of $84,292. The Trust’s net comprehensive income (loss) for the six months ended June 30, 2019 was $433,065 due to interest income of $645,776 exceeding the Sponsor’s fee of $212,711.

Cash dividends per Share decreased from $0.14 for the three months ended June 30, 2019 to $0.00 for the three months ended June 30, 2020, and decreased from $0.32 per Share for the six months ended June 30, 2019 to $0.02 per Share for the six months ended June 30, 2020. The decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

The novel coronavirus known as COVID-19 is harming the global, regional and national economies in unexpected, unpredictable ways that could materially and adversely affect the value of the Shares.

COVID-19 spread globally during the first half of 2020. This pandemic has had material adverse effects on the global economy, triggering widespread unemployment and negative revaluation of risk assets. The economic turmoil and market break has led to unprecedented amounts of stimulus in regional and national economies by central banks and other governmental authorities. Despite massive intervention, the humanitarian and economic crisis continues, and financial markets have experienced heightened volatility. No assurance can be given that the disruption will end soon or that the value of the Shares will not be affected materially and adversely by the pandemic and its consequences. Escalation or prolonged continuation of the pandemic could exacerbate other risk factors identified in the Trust’s Form 10-K and materially and adversely affect the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	150,000	$61.62
May 1, 2020 to May 31, 2020	—	$—
June 1, 2020 to June 30, 2020	—	$—
Total	150,000	$61.62

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2020	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 6, 2020	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools