Form 10-Q
period 2022-09-30
Invesco CurrencyShares Australian Dollar Trust
filed 2022-11-04
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2022: 1,300,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Australian Dollar deposits, interest bearing	$82,731,548	$97,441,463
Receivable from accrued interest	27,578	—
Total Assets	$82,759,126	$97,441,463
Liabilities
Accrued Sponsor’s fee	$27,200	$39,107
Total Liabilities	27,200	39,107
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,300,000 and 1,350,000 issued and outstanding, respectively	82,731,926	97,402,356
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$82,759,126	$97,441,463

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income
Interest Income	$37,489	$—	$37,489	$—
Total Income	37,489	—	37,489	—
Expenses
Sponsor’s fee	(93,305)	(124,292)	(288,371)	(429,242)
Total Expenses	(93,305)	(124,292)	(288,371)	(429,242)
Net Comprehensive Income (Loss)	$(55,816)	$(124,292)	$(250,882)	$(429,242)
Basic and Diluted Earnings (Loss) per Share	$(0.04)	$(0.07)	$(0.18)	$(0.23)
Weighted-average Shares Outstanding	1,359,783	1,682,065	1,372,894	1,889,927

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2022	$—	$—	1,400,000	$95,346,441
Purchases of Shares	—	—	50,000	3,401,987
Redemption of Shares	—	—	(150,000)	(10,265,136)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(6,863,149)
Net Comprehensive Income (Loss)	(55,816)	(55,816)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	55,816	55,816		(55,816)
Adjustment of Redeemable Capital Shares to Redemption Value				(5,695,550)
Balance at September 30, 2022	$—	$—	1,300,000	$82,731,926

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

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	1,350,000	$97,402,356
Purchases of Shares	—	—	200,000	14,455,898
Redemption of Shares	—	—	(250,000)	(17,369,236)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(2,913,338)
Net Comprehensive Income (Loss)	(250,882)	(250,882)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	250,882	250,882		(250,882)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(11,506,210)
Balance at September 30, 2022	$—	$—	1,300,000	$82,731,926

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

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(250,882)	$(429,242)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(27,578)	—
Accrued Sponsor’s fee	(11,907)	(16,199)
Net cash provided by (used in) operating activities	(290,367)	(445,441)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	14,455,898	11,566,005
Redemptions of redeemable capital Shares	(17,369,236)	(41,798,443)
Net cash provided by (used in) financing activities	(2,913,338)	(30,232,438)
Effect of exchange rate on cash	(11,506,210)	(8,552,157)
Net change in cash	(14,709,915)	(39,230,036)
Cash at beginning of period	97,441,463	157,666,229
Cash at end of period	$82,731,548	$118,436,193

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2022 and 2021 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2022 was an annual nominal rate of 0.40%. For the nine months ended September 30, 2022, there were Australian Dollar principal deposits of 19,820,471, Australian Dollar principal redemptions of 24,761,326 and Australian Dollar withdrawals (to pay expenses) of 407,222, resulting in an ending Australian Dollar principal balance of 128,674,860. This equates to 82,731,548 USD. For the year ended December 31, 2021, there were Australian Dollar principal deposits of 14,935,112, Australian Dollar, principal redemptions of 84,490,117 and Australian Dollar withdrawals (to pay expenses) of 745,508, resulting in an ending Australian Dollar principal balance of 134,022,937. This equates to 97,441,463 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2022 was an annual nominal rate of 0.40%. The following chart provides the daily rate paid by the Depository since September 30, 2017:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Australian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2022.

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

Results of Operations

During the three and nine months ended September 30, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of the COVID-19 pandemic and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021 cannot be known, it is believed that the COVID-19 pandemic and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Australian Dollar (AUD/USD) continued its negative performance in the third quarter of 2022, weighed down heavily by further strengthening of the US dollar, which hit over 20-year highs in September, and the sharp selloff in commodities. Both were triggered by growing recession fears and expectations for aggressive Federal Reserve (Fed) rate hikes. With Australia being a net energy exporter and commodities accounting for a large share of the country’s exports, lower goods prices dent demand for the “commodity currency.”

The Australian dollar (AUD/USD) performed negatively in the third quarter of 2021, continuing its downtrend from Q2 as the US dollar strengthened on rising treasury yields resulting from the Fed’s hawkish turn, and commodities sold off on the rapid spread of the delta variant of COVID-19. Commodities make up a large portion of the country’s exports, leaving the country’s currency subject to price trends in the asset class.

Despite being the best performing G10 currency in Q1, supported by massive gains across the commodities complex following Russia’s invasion of Ukraine, the Australian Dollar (AUD/USD) failed to keep its positive performance through Q2 and Q3 of 2022, succumbing to recession-fears driven dollar strength and the sharp commodities sell off (especially in Q3). The AUD is seen as a “commodity currency” given the country is a net energy exporter and commodities account for a large share of the country’s exports.

The Australian dollar (AUD/USD) ended the first three quarters of 2021 lower. In Q1, the US dollar rebounded on strong domestic economic recovery and rising treasury yields while persistent market volatility reduced investor demand for the perceived riskier Aussie. Then, despite rallying a bit in Q2 on a weakening US dollar and strengthening commodities prices, resurging COVID concerns and the Fed’s hawkish turn in the second half of Q2 into Q3 led to a spike in the US dollar and a sharp selloff in commodities, pushing returns back into negative territory.

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years, slightly offset by improvements this quarter, to the current interest rate of 0.40%, as set forth in the FXA Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as described above with respect to fluctuations in the Australian Dollar/US dollar exchange rate and changes in the nominal annual interest rate paid by the Depository on Australian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	—	$—
August 1, 2022 to August 31, 2022	150,000	$68.43
September 1, 2022 to September 30, 2022	—	$—
Total	150,000	$68.43

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 3, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 3, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools