Form 10-K
period 2023-12-31
Invesco CurrencyShares Australian Dollar Trust
filed 2024-02-23
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $72,567,000

Number of Redeemable Capital Shares outstanding as of January 31, 2024: 1,350,000

i

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

ITEM 1. BUSINESS.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $290,525 for the year ended December 31, 2023 in Sponsor’s fees.

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

ITEM 1A. RISK FACTORS.

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

International Armed Conflicts May Result in Volatility in Currency Prices that Could Adversely Affect the Fund's Performance.

As a result of increasingly interconnected global economies and financial markets, armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the value of the currencies held by the Fund. Such conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty.

Pandemics and other public health emergencies could disrupt the global economy and adversely impact the Trust's performance.

The impact of the COVID-19 pandemic was extensive in many aspects of society. The outbreak resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global economy and financial markets. Many countries reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses also implemented similar precautionary measures. While restrictions have eased, it is possible that they may be reinstated in the future in response to new variants or new public health emergencies. Such measures, as well as the general uncertainty surrounding the dangers and impact of a future public health crisis, may result in significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence may be materially adversely affected by a future outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Future pandemics and other public health emergencies could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the value of the currency held by the Trust, which may adversely affect an investment in the Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Sponsor’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 28 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, Corporate Security, Business Security Officers and Strategy and Projects & Governance. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding their privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer (CISO) who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Our manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets. The program includes the following:

•
Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•
Conducting diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•
An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party incident.
•
Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•
Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Invesco’s Board of Directors oversees cybersecurity risk across the entire organization and receives updates at a minimum of twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this Committee include Invesco Ltd.’s Chief Administrative Officer, Chief Risk & Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, and Global Operational Risk Owners which includes the GCSO. The committee reports to Invesco’s Enterprise Risk Management Committee which provides updates to the Invesco Board to facilitate their oversight.

Although risks from cyber threats have not materially affected the Trust’s business strategy, results of operations or financial condition as of December 31, 2023, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Additional information on cybersecurity risks the Trust faces is discussed in Part I, Item 1A “Risk Factors,” which should be read in conjunction with the foregoing information.

ITEM 2. PROPERTIES.

The Trust does not own or use physical properties in the conduct of its business. The Sponsor’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Shares began trading on the New York Stock Exchange on June 26, 2006 under the symbol “FXA.” The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007.

Holders

As of January 31, 2024, the Trust had 66 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended December 31, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2023 to October 31, 2023	—	$—
November 1, 2023 to November 30, 2023	—	$—
December 1, 2023 to December 31, 2023	100,000	$67.48
Total	100,000	$67.48

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of December 31, 2023, and its results of operations for the fiscal years ended December 31, 2023 and December 31, 2022. It should be read in conjunction with the audited financial statements and related notes thereto contained in this report.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of December 31, 2023 was an annual nominal rate of 1.92%. The following chart provides the daily rate paid by the Depository since December 31, 2018:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/2/2023	$0.06754	$63.95	0.11%	1.28%
11/1/2023	$0.06886	$62.74	0.11%	1.29%
12/1/2023	$0.06942	$65.70	0.11%	1.29%

Results of Operations

During the years ended December 31, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the US banking sector turmoil, ambiguity around the Federal Reserve's tightening cycle, and rising geopolitical concerns from the conflict in the Middle East, for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, the US banking sector turmoil, and the Israel-Gaza conflict on the Trust's net comprehensive income (loss) during the years ended December 31, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Australian dollar (AUD/USD) ended 2023 flat. In the first quarter, despite its strong January rally as Australian inflation surged to a 33-year high, raising prospects for more aggressive rate hikes from the Reserve Bank of Australia (RBA), and the US dollar weakened, the AUD flipped into losses through the rest of the quarter on the plunge in commodities. Broad commodities have continued to trend lower through the second quarter, pressured by macro concerns and China’s disappointing recovery, while the USD has remained somewhat supported as the market awaited more clarity on the Fed’s rate hike path forward, both generally bearish for the AUD. While commodities prices finally started to rebound in the third quarter, renewed dollar strength stole the show, pushing the AUD lower. Like many other currencies, however, the fourth quarter marked significant gains due to US dollar weakness – unlike the Fed, which was expected to shift to rate cuts, the RBA had left open the door for further rate hikes, providing a further boost for its currency.

For 2022, despite being the best performing G10 currency in the first quarter, supported by massive gains across the commodities complex following Russia’s invasion of Ukraine, the Australian Dollar (AUD/USD) failed to keep its positive performance through the second and third quarter, succumbing to recession-fears driven dollar strength and the sharp commodities selloff (especially in the third quarter). The AUD is seen as a “commodity currency” given the country is a net energy exporter and commodities account for a large share of the country’s exports. The fund did, however, gain significantly to end the year as the US dollar retreated and the selloff in commodities came to a halt.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year from zero, to the current interest rate of 1.92%, as set forth in the FXA Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2023, as stated in their report on page 16 of the Trust’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Specialized Products, LLC (as Sponsor of Invesco CurrencyShares Australian Dollar Trust) and Shareholders of Invesco CurrencyShares Australian Dollar Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of Invesco CurrencyShares Australian Dollar Trust (the “Trust”) as of December 31, 2023 and 2022, and the related statements of comprehensive income, of changes in shareholders’ equity and redeemable capital shares and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 22, 2024

We have served as the Trust’s auditor since 2018.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

December 31, 2023 and 2022

	December 31,
	2023	2022
Assets
Australian Dollar deposits, interest bearing	$77,670,560	$87,260,857
Australian Dollar deposits, non-interest bearing	1,002	931
Receivable from accrued interest	127,155	58,317
Total Assets	$77,798,717	$87,320,105
Liabilities
Redemption Payable	$—	$6,712,374
Accrued Sponsor’s fee	26,145	26,450
Total Liabilities	26,145	6,738,824
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,150,000 and 1,200,000, issued and outstanding, respectively	77,772,572	80,581,281
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$77,798,717	$87,320,105

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Years Ended December 31, 2023 and 2022

	2023	2022
Income
Interest Income	$1,086,795	$187,406
Total Income	1,086,795	187,406
Expenses
Sponsor’s fee	(290,525)	(367,429)
Total Expenses	(290,525)	(367,429)
Net Comprehensive Income (Loss)	$796,270	$(180,023)
Basic and Diluted Earnings (Loss) per Share	$0.72	$(0.14)
Weighted-average Shares Outstanding	1,104,795	1,329,315

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statement of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Year Ended December 31, 2023

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	1,200,000	$80,581,281
Purchases of Shares	—	—	300,000	19,742,611
Redemption of Shares	—	—	(350,000)	(23,417,021)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,674,410)
Distributions	(731,919)	(731,919)		—
Net Comprehensive Income (Loss)	796,270	796,270		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(64,351)	(64,351)		64,351
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		801,350
Balance at December 31, 2023	$—	$—	1,150,000	$77,772,572

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

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$796,270	$(180,023)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(68,838)	(58,317)
Accrued Sponsor’s fee	(305)	(12,657)
Net cash provided by (used in) operating activities	727,127	(250,997)
Cash flows from financing activities
Distributions paid to shareholders	(731,919)	(40,442)
Proceeds from purchases of redeemable capital Shares	19,742,611	24,428,829
Redemptions of redeemable capital Shares	(30,120,478)	(26,984,531)
Net cash provided by (used in) financing activities	(11,109,786)	(2,596,144)
Effect of exchange rate on cash	792,433	(7,332,534)
Net change in cash	(9,590,226)	(10,179,675)
Cash at beginning of period	87,261,788	97,441,463
Cash at end of period	$77,671,562	$87,261,788

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

December 31, 2023

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2023 and 2022.

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

The table below shows distributions per Share and in total for the periods presented:

	Years Ended December 31,
	2023	2022
Distributions per Share	$0.66	$0.03
Distributions paid	$731,919	$40,442

An income distribution for the month ended December 31, 2023 was paid on January 9, 2024 to holders of record as of January 3, 2024 at a rate of $0.08848 per Share and a total distribution of $101,752.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the years ended December 31, 2023 and 2022 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of December 31, 2023 was an annual nominal rate of 1.92%. For the year ended December 31, 2023, there were Australian Dollar principal deposits of 29,694,198 and Australian Dollar principal redemptions of 34,643,231 resulting in an ending Australian Dollar principal balance of 113,827,761. This equates to 77,670,560 USD. For the year ended December 31, 2022, there were Australian Dollar principal deposits of 34,667,570, Australian Dollar principal redemptions of 49,506,491 and Australian Dollar withdrawals (to pay expenses) of 407,222, resulting in an ending Australian Dollar principal balance of 118,776,794. This equates to 80,548,483 USD (which includes USD redemptions payable).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 15 of this Annual Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2023, as stated in their report on page 16 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following executive officers of the Sponsor serve in the capacities specified for them:

Name	Capacity
Brian Hartigan*	Chief Executive Officer and Principal Executive Officer; Board of Managers
Kelli Gallegos*	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
Jordan Krugman*	Board of Managers
John M. Zerr*	Board of Managers

* Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Trust.

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan, Krugman and Zerr.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan, Krugman and Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Trust's financial statements, the Trust's compliance with legal and regulatory requirements, the qualifications and independence of the Trust's independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Trust, and the performance of the independent auditor.

Brian Hartigan (45) has been Chief Executive Officer of the Sponsor since November 2023. In this role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Hartigan has been a Member of the Board of Managers of the Sponsor since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco, Ltd. (“Invesco”), a global investment management company and affiliate of the Sponsor, since 2015. In that role, he was responsible for oversight of all portfolio management activities of exchange-traded funds (“ETFs”), as well as providing support to the US ETF Board, serving as a global ETF expert and resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (“CFA”) charterholder and a member of the CFA Society of Chicago.

Kelli Gallegos (53) currently serves as Principal Financial and Accounting Officer, Investment Pools of the Sponsor and has served in this capacity since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer, Investment Pools of Invesco Capital Management LLC, the managing owner of a suite of commodity exchange-traded funds (“ICM”), Head of North America Fund Reporting of Invesco, Ltd., a global investment management company (“Invesco”), and Vice President and Treasurer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust and Invesco Exchange-Traded Self-Indexed Fund Trust, each a registered investment company offering series of exchange-traded funds (the “Invesco ETFs”). She has also served as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ICM, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco ETFs, the CurrencyShares Trusts sponsored by the Sponsor, of which the registrant is one (the “CurrencyShares Trusts”), and the exchange-traded commodity funds for which ICM serves as managing owner (the “Commodity Funds”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for ICM from January 2013 to September 2018, Assistant Treasurer of the Sponsor from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the CurrencyShares Trusts, the Invesco ETFs, the Invesco Funds and the Commodity Funds. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR.

Melanie H. Zimdars (47) currently serves as Chief Compliance Officer of the Sponsor and has served in this capacity since April 6, 2018. In her role, she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Capital Management, Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse.

Jordan Krugman (46) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since October 30, 2020. He is also the Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting, strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd.’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization, including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders, including equity shareholders, debt investors, rating agencies and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP).

John Zerr (61) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since April 6, 2018. Mr. Zerr is also a member of the Board of Managers of Invesco Capital Management and the Chief Operating Officer of Americas for Invesco Ltd., and has served in these roles since March 2006 and February 2018, respectively. Mr. Zerr previously served as the Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Sponsor, from March 2006 through March 2018. Mr. Zerr has also been a Senior Vice President of IDI since March 2006. He also served as a Director and Secretary of that entity until February 2010 and March 2018, respectively. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Sponsor, since December 2009. Mr. Zerr serves as a Director and Vice President of Invesco Investment Services, Inc., a registered transfer agency since May 2007. He also served as Secretary of that entity until March 2018. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco wholly-owned subsidiaries which service or serviced portions of Invesco’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of various Invesco funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law.

ITEM 11. EXECUTIVE COMPENSATION.

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

For the year ended December 31, 2023, the Trust incurred Sponsor’s fees of $290,525 of which $264,380 had been paid at December 31, 2023. Sponsor’s fees of $26,145 were unpaid at December 31, 2023 and are reported as a liability on the Statement of Financial Condition.

For the year ended December 31, 2022, the Trust incurred Sponsor’s fees of $367,429 of which $340,979 had been paid at December 31, 2022. Sponsor’s fees of $26,450 were unpaid at December 31, 2022 and are reported as a liability on the Statement of Financial Condition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2024, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Shares	Directors and Officers of Invesco Specialized Products, LLC as a group	—	Less than 0.1%

The Trust has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the years ended December 31, 2023 and 2022.

	Fiscal Years Ended December 31,
	2023	2022
Audit Fees	$38,030	$36,230
Audit-Related Fees (1)	—	—
Tax fees	—	—
All other Fees	—	—
Total	$38,030	$36,230

(1)
Audit-Related Fees for the fiscal year ended December 31, 2022 include fees billed for reviewing regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC to the Trust described above. The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See financial statements commencing on page 17 hereof.

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

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

	By:	Invesco Specialized Products, LLC
its Sponsor

Dated: February 22, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 22, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ Jordan Krugman Jordan Krugman	Manager	February 22, 2024

/s/ JOHN ZERR John Zerr	Manager	February 22, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.