Form 10-Q
period 2024-06-30
Invesco CurrencyShares Australian Dollar Trust
filed 2024-08-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2024: 1,050,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Australian Dollar deposits, interest bearing	$69,409,549	$77,670,560
Australian Dollar deposits, non-interest bearing	—	1,002
Receivable from accrued interest	111,055	127,155
Total Assets	$69,520,604	$77,798,717
Liabilities
Accrued Sponsor’s fee	$22,774	$26,145
Total Liabilities	22,774	26,145
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,050,000 and 1,150,000 issued and outstanding, respectively	69,497,830	77,772,572
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$69,520,604	$77,798,717

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$332,400	$257,310	$702,396	$474,581
Total Income	332,400	257,310	702,396	474,581
Expenses
Sponsor’s fee	(68,161)	(71,694)	(143,816)	(149,405)
Total Expenses	(68,161)	(71,694)	(143,816)	(149,405)
Net Comprehensive Income (Loss)	$264,239	$185,616	$558,580	$325,176
Basic and Diluted Earnings (Loss) per Share	$0.25	$0.17	$0.50	$0.29
Weighted-average Shares Outstanding	1,050,000	1,085,714	1,106,593	1,123,481

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2024	$—	$—	1,050,000	$67,893,005
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Distributions	(265,392)	(265,392)		—
Net Comprehensive Income (Loss)	264,239	264,239		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,153	1,153		(1,153)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	1,605,978
Balance at June 30, 2024	$—	$—	1,050,000	$69,497,830

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2023	$—	$—	1,150,000	$76,290,551
Purchases of Shares	—	—	50,000	3,279,137
Redemption of Shares	—	—	(100,000)	(6,607,360)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,328,223)
Distributions	(169,712)	(169,712)		—
Net Comprehensive Income (Loss)	185,616	185,616		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(15,904)	(15,904)		15,904
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(435,097)
Balance at June 30, 2023	$—	$—	1,100,000	$72,543,135

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	1,150,000	$77,772,572
Purchases of Shares	—	—	200,000	13,048,072
Redemption of Shares	—	—	(300,000)	(19,426,306)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(6,378,234)
Distributions	(569,953)	(569,953)		—
Net Comprehensive Income (Loss)	558,580	558,580		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	11,373	11,373		(11,373)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,885,135)
Balance at June 30, 2024	$—	$—	1,050,000	$69,497,830

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

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$558,580	$325,176
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	16,100	(33,485)
Accrued Sponsor’s fee	(3,371)	(2,611)
Net cash provided by (used in) operating activities	571,309	289,080
Cash flows from financing activities
Distributions paid to shareholders	(569,953)	(287,657)
Proceeds from purchases of redeemable capital Shares	13,048,072	6,690,122
Redemptions of redeemable capital Shares	(19,426,306)	(20,071,469)
Net cash provided by (used in) financing activities	(6,948,187)	(13,669,004)
Effect of exchange rate on cash	(1,885,135)	(1,406,692)
Net change in cash	(8,262,013)	(14,786,616)
Cash at beginning of period	77,671,562	87,261,788
Cash at end of period	$69,409,549	$72,475,172

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Distributions per Share	$0.25	$0.16	$0.52	$0.26
Distributions paid	$265,392	$169,712	$569,953	$287,657

An income distribution for the month ended June 30, 2024 was paid on July 8, 2024 to holders of record as of July 1, 2024 at a rate of $0.08387 per Share and a total distribution of $88,064.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2024 was an annual nominal rate of 1.92%. For the six months ended June 30, 2024, there were Australian Dollar principal deposits of 19,796,132 and Australian Dollar principal redemptions of 29,694,198, resulting in an ending Australian Dollar principal balance of 103,929,695. This equates to 69,409,549 USD. For the year ended December 31, 2023, there were Australian Dollar principal deposits of 29,694,198 and Australian Dollar principal redemptions of 34,643,231 resulting in an ending Australian Dollar principal balance of 113,827,761. This equates to 77,670,560 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2024 was an annual nominal rate of 1.92%. The following chart provides the daily rate paid by the Depository since June 30, 2019:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2024	$0.08473	$64.65	0.131%	1.543%
5/1/2024	$0.08145	$64.35	0.127%	1.540%
6/3/2024	$0.08645	$65.91	0.131%	1.544%

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

Results of Operations

During the three and six months ended June 30, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (Fed) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023, which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Australian Dollar (AUD/USD) experienced positive performance in the second quarter of 2024, even despite gains in the US Dollar. Strong Australian retail sales data in May further fueled inflation fears, raising bets for a potential rate hike; Australian inflation had come in above forecasts three months in a row. In comparison, several global central banks had already started their easing cycles, leaving further rate hikes out of the picture. Higher interest rates tend to boost the country’s currency. The US dollar continued to gain with Fed rate cut expectations further delayed.

The Australian Dollar (AUD/USD) ended the second quarter of 2023 lower than the previous quarter. While fluctuating through both April and May, the pair trended lower in May pressured by the sharp drop in commodities prices caused by the US banking sector turmoil and debt ceiling default fears, and China’s slow economic recovery. The US dollar also moved higher in May, weighing on the pair, as the Fed reiterated the potential for additional rate hikes before year end. As commodity prices rebounded in early June, so did the AUD, but that trend reversed to end the month on weaker fundamentals, driving commodity prices lower. (The AUD is known as a commodity currency – commodities account for a large share of the country’s exports – meaning changes in commodity prices will influence the currency value.)

The Australian Dollar (AUD/USD) ended the first half of 2024 lower than the previous quarter. In the first quarter, US Dollar moves drove the bulk of the price action, though escalated geopolitical tensions also pressured investors’ risk appetite – the AUD is generally considered a riskier currency compared to the haven USD. The Fed’s higher-for-longer rhetoric and stickier-than-expected US inflation pushed out expectations for US rate cuts. Specific to the AUD, the sluggish recovery in China also served as a headwind given the country is Australia’s largest export partner. However, the pair did rebound significantly in the second quarter as strong Australian retail sales raised bets that the Reserve Bank of Australia (RBA) could hike rates. In contrast, many global central banks had already kicked off their easing cycles.

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

Additionally, the interest rate paid by the Depository has generally trended upward over the past year, to the current interest rate of 1.92%, as set forth in the FXA Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	—	$—
May 1, 2024 to May 31, 2024	—	$—
June 1, 2024 to June 30, 2024	—	$—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2024	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools