Form 10-Q
period 2024-09-30
Invesco CurrencyShares Australian Dollar Trust
filed 2024-11-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2024: 1,000,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Australian Dollar deposits, interest bearing	$68,667,902	$77,670,560
Australian Dollar deposits, non-interest bearing	—	1,002
Receivable from accrued interest	110,235	127,155
Total Assets	$68,778,137	$77,798,717
Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$292	$—
Accrued Sponsor’s fee	22,605	26,145
Total Liabilities	22,897	26,145
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,000,000 and 1,150,000 issued and outstanding, respectively	68,755,240	77,772,572
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$68,778,137	$77,798,717

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$343,589	$290,832	$1,045,985	$765,413
Total Income	343,589	290,832	1,045,985	765,413
Expenses
Sponsor’s fee	(70,455)	(68,888)	(214,271)	(218,293)
Total Expenses	(70,455)	(68,888)	(214,271)	(218,293)
Net Comprehensive Income (Loss)	$273,134	$221,944	$831,714	$547,120
Basic and Diluted Earnings (Loss) per Share	$0.26	$0.21	$0.76	$0.50
Weighted-average Shares Outstanding	1,048,913	1,052,174	1,087,226	1,099,451

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	1,050,000	$69,497,830
Purchases of Shares	—	—	250,000	16,491,517
Redemption of Shares	—	—	(300,000)	(19,640,072)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,148,555)
Distributions	(274,212)	(274,212)		—
Net Comprehensive Income (Loss)	273,134	273,134		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,078	1,078		(1,078)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	2,407,043
Balance at September 30, 2024	$—	$—	1,000,000	$68,755,240

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	1,100,000	$72,543,135
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	(50,000)	(3,300,931)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,300,931)
Distributions	(216,635)	(216,635)		—
Net Comprehensive Income (Loss)	221,944	221,944		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(5,309)	(5,309)		5,309
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,100,151)
Balance at September 30, 2023	$—	$—	1,050,000	$67,147,362

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	1,150,000	$77,772,572
Purchases of Shares	—	—	450,000	29,539,589
Redemption of Shares	—	—	(600,000)	(39,066,378)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(9,526,789)
Distributions	(844,165)	(844,165)		—
Net Comprehensive Income (Loss)	831,714	831,714		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	12,451	12,451		(12,451)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		521,908
Balance at September 30, 2024	$—	$—	1,000,000	$68,755,240

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	1,200,000	$80,581,281
Purchases of Shares	—	—	100,000	6,690,122
Redemption of Shares	—	—	(250,000)	(16,668,943)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(9,978,821)
Distributions	(504,292)	(504,292)		—
Net Comprehensive Income (Loss)	547,120	547,120		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(42,828)	(42,828)		42,828
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,497,926)
Balance at September 30, 2023	$—	$—	1,050,000	$67,147,362

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$831,714	$547,120
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	16,920	(35,030)
Accrued Sponsor’s fee	(3,540)	(4,383)
Net cash provided by (used in) operating activities	845,094	507,707
Cash flows from financing activities
Distributions paid to shareholders	(844,165)	(504,292)
Proceeds from purchases of redeemable capital Shares	29,539,589	6,690,122
Redemptions of redeemable capital Shares	(39,066,378)	(23,375,322)
Increase (decrease) in payable for Australian Dollar deposits overdrawn	292	—
Net cash provided by (used in) financing activities	(10,370,662)	(17,189,492)
Effect of exchange rate on cash	521,908	(3,503,921)
Net change in cash	(9,003,660)	(20,185,706)
Cash at beginning of period	77,671,562	87,261,788
Cash at end of period	$68,667,902	$67,076,082

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Distributions per Share	$0.26	$0.21	$0.78	$0.46
Distributions paid	$274,212	$216,635	$844,165	$504,292

An income distribution for the month ended September 30, 2024 was paid on October 7, 2024 to holders of record as of October 1, 2024 at a rate of $0.08693 per Share and a total distribution of $86,930.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 1.92%. For the nine months ended September 30, 2024, there were Australian Dollar principal deposits of 44,541,298 and Australian Dollar principal redemptions of 59,388,397, resulting in an ending Australian Dollar principal balance of 98,980,662. This equates to 68,667,902 USD. For the year ended December 31, 2023, there were Australian Dollar principal deposits of 29,694,198 and Australian Dollar principal redemptions of 34,643,231 resulting in an ending Australian Dollar principal balance of 113,827,761. This equates to 77,670,560 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 1.92%. The following chart provides the daily rate paid by the Depository since September 30, 2019:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2024	$0.08387	$66.18	0.13%	1.54%
8/1/2024	$0.08497	$64.72	0.13%	1.55%
9/3/2024	$0.08792	$67.24	0.13%	1.54%

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

Results of Operations

During the three and nine months ended September 30, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023 which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Australian dollar (AUD/USD) experienced positive performance in the third quarter of 2024, mostly gaining on US dollar weakness. The Federal Reserve (Fed) finally kicked off its easing cycle while the Reserve Bank of Australia (RBA) kept rates steady as it still battled with a tight labor market and sticky inflation. However, the downturn in commodities and the overhang from the Chinese economic lull have been persisting headwinds for the Aussie, since China is their largest export partner. The significant risk off move at the end of July also dealt a heavy blow to the riskier currency, with investors instead turning to safe haven currencies like the Swiss franc.

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

The Australian dollar (AUD/USD) ended the first three quarters of 2024 positive. In the first quarter, US dollar moves drove the bulk of the price action, though escalated geopolitical tensions also pressured investors’ risk appetite; the Aussie is considered a risky currency. The Fed’s higher-for-longer rhetoric and stickier-than-expected US inflation pushed out expectations for US rate cuts, providing support for the US dollar. However, the pair did rebound significantly in the second and third quarter – strong domestic retail sales in the second quarter raised bets that the RBA could hike rates while many global central banks had already kicked off their easing cycles. In the third quarter, the pair gained on US dollar weakness as the Fed began cutting rates, though the persisting downtrend in commodities and China pessimism capped the upside for the Aussie.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	150,000	$65.48
August 1, 2024 to August 31, 2024	150,000	$65.45
September 1, 2024 to September 30, 2024	—	$—
Total	300,000	$65.47

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2024	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools