Form 10-Q
period 2025-09-30
Invesco CurrencyShares Australian Dollar Trust
filed 2025-11-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2025: 1,150,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Australian Dollar deposits, interest bearing	$75,439,577	$64,347,970
Australian Dollar deposits, non-interest bearing	—	7,534
Receivable from accrued interest	84,066	96,910
Total Assets	$75,523,643	$64,452,414
Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$760	$—
Accrued Sponsor’s fee	25,136	19,873
Total Liabilities	25,896	19,873
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,150,000 and 1,050,000 issued and outstanding, respectively	75,497,747	64,432,541
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$75,523,643	$64,452,414

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$306,499	$343,589	$923,986	$1,045,985
Total Income	306,499	343,589	923,986	1,045,985
Expenses
Sponsor’s fee	(84,993)	(70,455)	(227,602)	(214,271)
Total Expenses	(84,993)	(70,455)	(227,602)	(214,271)
Net Comprehensive Income (Loss)	$221,506	$273,134	$696,384	$831,714
Basic and Diluted Earnings (Loss) per Share	$0.17	$0.26	$0.58	$0.76
Weighted-average Shares Outstanding	1,291,848	1,048,913	1,194,872	1,087,226

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	1,500,000	$97,391,845
Purchases of Shares	—	—	50,000	3,246,836
Redemption of Shares	—	—	(400,000)	(25,810,057)
Net Increase (Decrease) due to Share Transactions	—	—	(350,000)	(22,563,221)
Distributions	(239,282)	(239,282)		—
Net Comprehensive Income (Loss)	221,506	221,506		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	17,776	17,776		(17,776)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		686,899
Balance at September 30, 2025	$—	$—	1,150,000	$75,497,747

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	1,050,000	$69,497,830
Purchases of Shares	—	—	250,000	16,491,517
Redemption of Shares	—	—	(300,000)	(19,640,072)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,148,555)
Distributions	(274,212)	(274,212)		—
Net Comprehensive Income (Loss)	273,134	273,134		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,078	1,078		(1,078)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,407,043
Balance at September 30, 2024	$—	$—	1,000,000	$68,755,240

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,050,000	$64,432,541
Purchases of Shares	—	—	600,000	38,152,998
Redemption of Shares	—	—	(500,000)	(32,008,424)
Net Increase (Decrease) due to Share Transactions	—	—	100,000	6,144,574
Distributions	(728,906)	(728,906)		—
Net Comprehensive Income (Loss)	696,384	696,384		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	32,522	32,522		(32,522)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		4,953,154
Balance at September 30, 2025	$—	$—	1,150,000	$75,497,747

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	1,150,000	$77,772,572
Purchases of Shares	—	—	450,000	29,539,589
Redemption of Shares	—	—	(600,000)	(39,066,378)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(9,526,789)
Distributions	(844,165)	(844,165)		—
Net Comprehensive Income (Loss)	831,714	831,714		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	12,451	12,451		(12,451)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		521,908
Balance at September 30, 2024	$—	$—	1,000,000	$68,755,240

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$696,384	$831,714
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	12,844	16,920
Accrued Sponsor’s fee	5,263	(3,540)
Net cash provided by (used in) operating activities	714,491	845,094
Cash flows from financing activities
Distributions paid to shareholders	(728,906)	(844,165)
Proceeds from purchases of redeemable capital Shares	38,152,998	29,539,589
Redemptions of redeemable capital Shares	(32,008,424)	(39,066,378)
Increase (decrease) in payable for Australian Dollar deposits overdrawn	760	292
Net cash provided by (used in) financing activities	5,416,428	(10,370,662)
Effect of exchange rate on cash	4,953,154	521,908
Net change in cash	11,084,073	(9,003,660)
Cash at beginning of period	64,355,504	77,671,562
Cash at end of period	$75,439,577	$68,667,902

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

C.
Segment Reporting

The Trust represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Trust’s Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM monitors the operating results as a whole and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Distributions per Share	$0.19	$0.26	$0.61	$0.78
Distributions paid	$239,282	$274,212	$728,906	$844,165

An income distribution for the month ended September 30, 2025 was paid on October 7, 2025 to holders of record as of October 1, 2025 at a rate of $0.05044 per Share and a total distribution of $58,006.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2025 and 2024 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 1.32%. For the nine months ended September 30, 2025, there were Australian Dollar principal deposits of 59,388,396 and Australian Dollar principal redemptions of 49,490,331, resulting in an ending Australian Dollar principal balance of 113,827,760. This equates to 75,439,577 USD. For the year ended December 31, 2024, there were Australian Dollar principal deposits of 54,439,364 and Australian Dollar principal redemptions of 64,337,430 resulting in an ending Australian Dollar principal balance of 103,929,695. This equates to 64,347,970 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 1.32%. The following chart provides the daily rate paid by the Depository since September 30, 2020:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2025	$0.06101	$64.93	0.09%	1.14%
8/1/2025	$0.06163	$63.79	0.10%	1.14%
9/2/2025	$0.05586	$64.84	0.09%	1.01%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Results of Operations

During the three and nine months ended September 30, 2025 and 2024, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting U.S. economic uncertainty for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for both 2024 and 2025, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, U.S. economic concerns, Fed easing expectations and rising geopolitical tensions, on the Trust's net comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Australian dollar (AUD/USD) closed the third quarter of 2025 with a gain. The Reserve Bank of Australia (RBA) kept rates unchanged in July rather than delivering the expected 25 basis point cut, which was seen as a deferral of policy easing. This supported the AUD given how skewed market pricing had been towards a rate cut, though the RBA did cut by 25 basis points in August, driven by softer labor market data. The volatility and downtrend in energy prices was also a headwind, but improved broader risk appetite, ongoing strength in the Chinese yuan – China is a key trading partner for Australia – and the comparatively deeper easing cycle being carried out by the Fed provided support for the AUD while weighing on the USD.

The Australian dollar (AUD/USD) experienced positive performance in the third quarter of 2024, mostly gaining on U.S. dollar weakness. The Fed finally kicked off its easing cycle while the Reserve Bank of Australia (RBA) kept rates steady as it still battled with a tight labor market and sticky inflation. However, the downturn in commodities and the overhang from the
Chinese economic lull have been persisting headwinds for the Aussie, since China is their largest export partner. The significant risk off move at the end of July also dealt a heavy blow to the riskier currency, with investors instead turning to safe haven currencies like the Swiss franc.

The Australian dollar (AUD/USD) posted strong gains year-to-date through the third quarter of 2025, underpinned by U.S. dollar weakness. The AUD intermittently experienced volatility due to its close relationship with commodities, particularly in April, as tariff uncertainty and dampened demand weighed on Australia's export-driven economy. However, this was offset by rising energy prices following escalating geopolitical tensions in the second quarter, and improvements in risk appetite and temporarily easing trade tensions between China and the U.S. in the third quarter. Rate cuts by the RBA added some downward pressure to the AUD, but this was largely mitigated by the RBA's tone of caution and guidance towards a slow and steady pace of easing, in comparison with the U.S.’s expected deeper easing cycle.

The Australian dollar (AUD/USD) ended the first three quarters of 2024 positive. In the first quarter, U.S. dollar moves drove the bulk of the price action, though escalated geopolitical tensions also pressured investors’ risk appetite; the Aussie is considered a risky currency. The Fed’s higher-for-longer rhetoric and stickier-than-expected U.S. inflation pushed out expectations for U.S. rate cuts, providing support for the U.S. dollar. However, the pair did rebound significantly in the second and third quarter – strong domestic retail sales in the second quarter raised bets that the RBA could hike rates while many global central banks had already kicked off their easing cycles. In the third quarter, the pair gained on U.S. dollar weakness as the Fed began cutting rates, though the persisting downtrend in commodities and China pessimism capped the upside for the Aussie.

Additionally, the interest rate paid by the Depository has generally trended downward over the past year to current interest rate of 1.32%, as set forth in the FXA Rate Chart above. As long as the interest income, if any, exceed the Sponsor’s fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Regulatory Matters

Changes to United States tariff and trade policies have increased the volatility of foreign exchange rates and may continue to do so. This volatility could materially and adversely affect the performance of the Shares.

The United States, under the Trump administration, has implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and has signaled that additional tariffs may be imposed. These actions are part of a broader shift in U. S. trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. While some tariff reductions have been implemented pursuant to temporary arrangements between the United States and various trading partners, such measures remain subject to reversal. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/Australian Dollar exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2025, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	250,000	$64.41
August 1, 2025 to August 31, 2025	100,000	$64.48
September 1, 2025 to September 30, 2025	50,000	$65.19
Total	400,000	$64.53

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools