Form 10-K
period 2025-12-31
Invesco CurrencyShares Australian Dollar Trust
filed 2026-03-02
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $97,815,000

Number of Redeemable Capital Shares outstanding as of January 31, 2026: 1,450,000

i

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Australian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $305,445 for the year ended December 31, 2025 in Sponsor’s fees.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Australian Dollar deposit balances.

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

Each outstanding Share represents a fractional, undivided interest in the Australian Dollars held by the Trust. The amount of interest earned by the Trust has not always exceeded expenses. That was not the case in 2025, when interest income exceeded expenses by a significant margin; but, when expenses exceed interest income, the Trustee needs to withdraw Australian Dollars from the Trust to pay the excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Australian Dollars represented by each Share will gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Australian Dollars into the Trust, as the amount of Australian Dollars required to create Shares will proportionately reflect the amount of Australian Dollars represented by the Shares outstanding at the time of creation. Assuming a constant Australian Dollar price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Australian Dollar as the amount of Australian Dollars represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the Australian Dollar increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

International Armed Conflicts May Result in Volatility in Currency Prices that Could Adversely Affect the Fund’s Performance.

As a result of increasingly interconnected global economies and financial markets, armed conflict between countries or in a geographic region, including related geopolitical tensions or emergency measures, may impact the value of the currencies held by the Fund. Such conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty.

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

The Trust has no proprietary rights in or to any specific Australian Dollars held by the Depository and will be an unsecured creditor of the Depository with respect to the Australian Dollars held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, which can lead to losses or significant delays in accessing such funds. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Australian Dollars deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

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

Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of the Trust’s third party service providers (including, but not limited to, the Trustee and the Sponsor) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Baskets respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Compromises in the software supply chain or incidents at critical third-party vendors could magnify the operational impact of a cyber event and impair the Trust’s ability to process Shareholder or Basket transactions. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Sponsor’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 29 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy,
Business Continuity & Crisis Management, Resilience, Corporate Security, Business Security Officers and Strategy and Projects &
Governance. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding their privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Our manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets. The program includes the following:

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

Although risks from cyber threats have not materially affected the Trust’s business strategy, results of operations or financial condition as of December 31, 2025, Invesco continues to closely monitor cyber risk. The Sponsor oversees cybersecurity risks for the Trust by applying Invesco’s enterprise policies and control framework to the Trust’s operations and service providers and by escalating any Trust‑relevant findings through the Sponsor’s management reporting and certification processes. The Trust did not experience any material cybersecurity incidents during the year ended December 31, 2025, and cybersecurity risks did not materially affect the Trust’s business strategy, results of operations, or financial condition in the period. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Additional information on cybersecurity risks the Trust faces is discussed in Part I, Item 1A “Risk Factors,” which should be read in conjunction with the foregoing information.

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

Holders

As of January 31, 2026, the Trust had 71 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended December 31, 2025, the Trust’s redemptions of Baskets from
Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2025 to October 31, 2025	—	$—
November 1, 2025 to November 30, 2025	—	$—
December 1, 2025 to December 31, 2025	50,000	$66.06
Total	50,000	$66.06

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of December 31, 2025, and its results of operations for the fiscal years ended December 31, 2025 and December 31, 2024. It should be read in conjunction with the audited financial statements and related notes thereto contained in this report.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of December 31, 2025 was an annual nominal rate of 1.32%. The following chart provides the daily rate paid by the Depository since December 31, 2020:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/1/2025	$0.05044	$65.65	0.08%	0.93%
11/3/2025	$0.05154	$64.85	0.08%	0.94%
12/1/2025	$0.04992	$64.96	0.08%	0.93%

Results of Operations

During the years ended December 31, 2025 and 2024, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations, mounting U.S. economic uncertainty for 2025, evolving expectations around the Federal Reserve (the “Fed”) monetary policy and heightened geopolitical concerns, some of which are considered to be unusual or infrequent events. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the years ended December 31, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Australian dollar (AUD/USD) posted strong gains in 2025, supported primarily by broad U.S. dollar weakness. The currency experienced bouts of volatility—particularly in April—due to its close ties to commodity markets, as tariff uncertainty and softer global demand weighed on Australia’s export‑driven economy. These pressures were offset in the second quarter by rising energy prices amid escalating geopolitical tensions, as well as improvements in global risk appetite and a temporary easing of U.S.–China trade tensions in the third quarter. Rate cuts by the Reserve Bank of Australia introduced some downside pressure; however, their impact was largely contained by the Bank’s cautious communication and guidance toward a gradual easing trajectory, especially in contrast to expectations for more aggressive U.S. rate cuts. The fourth quarter further supported the AUD, as renewed geopolitical tensions boosted sentiment in oil markets, providing the currency with additional momentum heading into year‑end.

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

Additionally, the interest rate paid by the Depository has generally trended downward over the past year to current interest rate of 1.32%, as set forth in the FXA Rate Chart above. As long as the interest income, if any, exceeds the Sponsor’s fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 18 of the Trust’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Specialized Products, LLC (as Sponsor of Invesco CurrencyShares Australian Dollar Trust) and Shareholders of Invesco CurrencyShares Australian Dollar Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of Invesco CurrencyShares Australian Dollar Trust (the “Trust”) as of December 31, 2025 and 2024, and the related statements of comprehensive income, of changes in shareholders’ equity and redeemable capital shares and of cash flows for each of the two years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 27, 2026

We have served as the Trust’s auditor since 2018.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Australian Dollar deposits, interest bearing	$89,106,951	$64,347,970
Australian Dollar deposits, non-interest bearing	—	7,534
U.S. Dollar cash at Depository	96,278	—
Receivable from accrued interest	91,280	96,910
Total Assets	$89,294,509	$64,452,414
Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$91,281	$—
Redemptions payable	3,300,257	—
Accrued Sponsor’s fee	28,077	19,873
Total Liabilities	3,419,615	19,873
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,300,000 and 1,050,000 issued and outstanding, respectively	85,874,894	64,432,541
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$89,294,509	$64,452,414

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Years Ended December 31, 2025 and 2024

	2025	2024
Income
Interest Income	$1,184,327	$1,356,538
Total Income	1,184,327	1,356,538
Expenses
Sponsor’s fee	(305,445)	(277,952)
Total Expenses	(305,445)	(277,952)
Net Comprehensive Income (Loss)	$878,882	$1,078,586
Basic and Diluted Earnings (Loss) per Share	$0.74	$1.02
Weighted-average Shares Outstanding	1,193,699	1,061,612

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statement of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Year Ended December 31, 2025

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,050,000	$64,432,541
Purchases of Shares	—	—	800,000	51,195,443
Redemption of Shares	—	—	(550,000)	(35,311,304)
Net Increase (Decrease) due to Share Transactions	—	—	250,000	15,884,139
Distributions	(906,329)	(906,329)		—
Net Comprehensive Income (Loss)	878,882	878,882		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	27,447	27,447		(27,447)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		5,585,661
Balance at December 31, 2025	$—	$—	1,300,000	$85,874,894

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

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$878,882	$1,078,586
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	5,630	30,245
Accrued Sponsor’s fee	8,204	(6,272)
Net cash provided by (used in) operating activities	892,716	1,102,559
Cash flows from financing activities
Distributions paid to shareholders	(906,329)	(1,094,626)
Proceeds from purchases of redeemable capital Shares	51,195,443	35,707,713
Redemptions of redeemable capital Shares	(32,008,085)	(42,281,165)
Increase (decrease) in payable for Australian Dollar deposits overdrawn	91,281	—
Net cash provided by (used in) financing activities	18,372,310	(7,668,078)
Effect of exchange rate on cash	5,582,699	(6,750,539)
Net change in cash	24,847,725	(13,316,058)
Cash at beginning of period	64,355,504	77,671,562
Cash at end of period	$89,203,229	$64,355,504

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Financial Statements

December 31, 2025

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2025 and 2024.

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

C.
Segment Reporting

The Trust represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Sponsor act as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole, and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

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

The Trust may hold a USD cash balance to pay the Trust’s expenses and distribute excess interest. These amounts are reflected as U.S. Dollar cash at Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Years Ended December 31,
	2025	2024
Distributions per Share	$0.76	$1.03
Distributions paid	$906,329	$1,094,626

An income distribution for the month ended December 31, 2025 was paid on January 8, 2026 to holders of record as of January 2, 2026 at a rate of $0.05241 per Share and a total distribution of $68,133.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the years ended December 31, 2025 and 2024 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of December 31, 2025 was an annual nominal rate of 1.32%. For the year ended December 31, 2025, there were Australian Dollar principal deposits of 79,184,529 and Australian Dollar principal redemptions of 54,439,364 resulting in an ending Australian Dollar principal balance of 128,674,860. This equates to 85,806,694 USD (which includes USD redemptions payable). For the year ended December 31, 2024, there were Australian Dollar principal deposits of 54,439,364 and Australian Dollar principal redemptions of 64,337,430 resulting in an ending Australian Dollar principal balance of 103,929,695. This equates to 64,347,970 USD.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 17 of this Annual Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 18 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following executive officers of the Sponsor serve in the capacities specified for them:

Name	Capacity
Brian Hartigan*	Chief Executive Officer and Principal Executive Officer; Board of Managers
Kelli Gallegos*	Principal Financial and Accounting Officer, Investment Pools
Melanie H. Zimdars	Chief Compliance Officer
Jordan Krugman*	Board of Managers
Melanie Ringold*	Board of Managers

* Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Trust.

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan, Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan, Krugman and Ms. Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Trust’s financial statements, the Trust’s compliance with legal and regulatory requirements, the qualifications and independence of the Trust’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Trust, and the performance of the independent auditor.

Brian Hartigan (47) has been Chief Executive Officer of the Sponsor since November 2023. In this role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Hartigan has been a Member of the Board of Managers of the Sponsor since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco, Ltd. (“Invesco”), a global investment management company and the Sponsor’s parent company, since 2015. In that role, he was responsible for oversight of all portfolio management activities of exchange-traded funds (“ETFs”), as well as providing support to the US ETF Board, serving as a global ETF expert and resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (“CFA”) charterholder and a member of the CFA Society of Chicago.

Kelli Gallegos (55) currently serves as Principal Financial and Accounting Officer, Investment Pools of the Sponsor and has served in this capacity since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer, Investment Pools of Invesco Capital Management LLC, the managing owner of a suite of commodity exchange-traded funds (“ICM”), Head of North America Fund Reporting of Invesco and Vice President and Treasurer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust and Invesco Exchange-Traded Self-Indexed Fund Trust, each a registered investment company offering series of exchange-traded funds (the “Invesco ETFs”). She has also served as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ICM, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco ETFs, the CurrencyShares Trusts sponsored by the Sponsor, of which the registrant is one (the “CurrencyShares Trusts”), and the exchange-traded commodity funds for which ICM serves as managing owner (the “Commodity Funds”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for ICM from January 2013 to September 2018, Assistant Treasurer of the Sponsor from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the CurrencyShares Trusts, the Invesco ETFs, the Invesco Funds and the Commodity Funds. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR.

Melanie H. Zimdars (49) currently serves as Chief Compliance Officer of the Sponsor and has served in this capacity since April 6, 2018. In her role, she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Capital Management, Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse.

Jordan Krugman (48) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since October 30, 2020. He is also the Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting, strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd.’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization, including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders, including equity shareholders, debt investors, rating agencies and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP).

Melanie Ringold (49) has been a Member of the Board of Managers of the Sponsor since July 31, 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

Code of Ethics

Because the Trust has no employees, officers or directors, it does not have a code of ethics. Officers and employees of the Sponsor must comply with the Invesco Ltd. Global Code of Conduct, a copy of which will be made available to Shareholders without charge, upon request by appointment at 3500 Lacey Road, Suite 700, Downers Grove, Illinois.

Insider Trading Policy

Affiliates of the Sponsor have adopted an Insider Trading Policy that applies to employees of Invesco. The Insider Trading Policy operates in concert with the Code of Ethics and Personal Trading Policy for North America (collectively, the “Trading Policies”). The Sponsor believes that the Trading Policies are reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed by the Trust on February 26, 2025.

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

For the year ended December 31, 2025, the Trust incurred Sponsor’s fees of $305,445 of which $277,368 had been paid at December 31, 2025. Sponsor’s fees of $28,077 were unpaid at December 31, 2025 and are reported as a liability on the Statement of Financial Condition.

For the year ended December 31, 2024, the Trust incurred Sponsor’s fees of $277,952 of which $258,079 had been paid at December 31, 2024. Sponsor’s fees of $19,873 were unpaid at December 31, 2024 and are reported as a liability on the Statement of Financial Condition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2026, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

	Fiscal Years Ended December 31,
	2025	2024
Audit Fees	$40,340	$39,550
Audit-Related Fees (1)	—	14,000
Tax fees	—	—
All other Fees	—	—
Total	$40,340	$53,550

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

(a)(1) Financial Statements

See financial statements commencing on page 16 hereof.

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

19.1	Insider Trading Policy and Procedures, incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Trust on February 26, 2025.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated herein by reference to Exhibit 97 to the Annual Report on Form 10-K filed by the Trust on February 23, 2024.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

	By:	Invesco Specialized Products, LLC
its Sponsor

Dated: February 27, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 27, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ Jordan Krugman Jordan Krugman	Manager	February 27, 2026

/s/ MELANIE RINGOLD Melanie Ringold	Manager	February 27, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.