Form 10-Q
period 2026-03-31
Invesco CurrencyShares Australian Dollar Trust
filed 2026-05-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2026: 1,500,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Australian Dollar deposits, interest bearing	$101,687,584	$89,106,951
Australian Dollar deposits, non-interest bearing	1,926	—
U.S. Dollar cash at Depository	—	96,278
Receivable from accrued interest	138,412	91,280
Total Assets	$101,827,922	$89,294,509
Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$—	$91,281
Redemptions payable	—	3,300,257
Accrued Sponsor’s fee	33,895	28,077
Total Liabilities	33,895	3,419,615
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,500,000 and 1,300,000 issued and outstanding, respectively	101,794,027	85,874,894
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$101,827,922	$89,294,509

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Income
Interest Income	$360,147	$287,699
Total Income	360,147	287,699
Expenses
Sponsor’s fee	(95,955)	(62,118)
Total Expenses	(95,955)	(62,118)
Net Comprehensive Income (Loss)	$264,192	$225,581
Basic and Diluted Earnings (Loss) per Share	$0.19	$0.22
Weighted-average Shares Outstanding	1,415,000	1,011,667

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	1,300,000	$85,874,894
Purchases of Shares	—	—	200,000	13,842,616
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	200,000	13,842,616
Distributions	(235,286)	(235,286)		—
Net Comprehensive Income (Loss)	264,192	264,192		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(28,906)	(28,906)		28,906
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,047,611
Balance at March 31, 2026	$—	$—	1,500,000	$101,794,027

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,050,000	$64,432,541
Purchases of Shares	—	—	50,000	3,111,472
Redemption of Shares	—	—	(100,000)	(6,198,367)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,086,895)
Distributions	(235,244)	(235,244)		—
Net Comprehensive Income (Loss)	225,581	225,581		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	9,663	9,663		(9,663)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		414,204
Balance at March 31, 2025	$—	$—	1,000,000	$61,750,187

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$264,192	$225,581
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(47,132)	3,345
Accrued Sponsor’s fee	5,818	1,602
Net cash provided by (used in) operating activities	222,878	230,528
Cash flows from financing activities
Distributions paid to shareholders	(235,286)	(235,244)
Proceeds from purchases of redeemable capital Shares	13,842,616	3,111,472
Redemptions of redeemable capital Shares	(3,303,220)	(6,198,367)
Increase (decrease) in payable for Australian Dollar deposits overdrawn	(91,281)	1,704
Net cash provided by (used in) financing activities	10,212,829	(3,320,435)
Effect of exchange rate on cash	2,050,574	414,204
Net change in cash	12,486,281	(2,675,703)
Cash at beginning of period	89,203,229	64,355,504
Cash at end of period	$101,689,510	$61,679,801

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Distributions per Share	$0.17	$0.23
Distributions paid	$235,286	$235,244

An income distribution for the month ended March 31, 2026 was paid on April 8, 2026 to holders of record as of April 1, 2026 at a rate of $0.0714 per Share and a total distribution of $107,100.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 1.72%. For the three months ended March 31, 2026, there were Australian Dollar principal deposits of 19,796,132, resulting in an ending Australian Dollar principal balance of 148,470,992. This equates to 101,687,584 USD. For the year ended December 31, 2025, there were Australian Dollar principal deposits of 79,184,529 and Australian Dollar principal redemptions of 54,439,364 resulting in an ending Australian Dollar principal balance of 128,674,860. This equates to 85,806,694 USD (which includes USD redemptions payable).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Australian Dollar, as the value of the Shares relates directly to the value of the Australian Dollars held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K, for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 1.72%. The following chart provides the daily rate paid by the Depository since March 31, 2021:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2026	$0.05241	$66.06	0.08%	0.93%
2/2/2026	$0.05485	$69.39	0.08%	0.93%
3/2/2026	$0.06040	$70.60	0.09%	1.12%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three months ended March 31, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three months ended March 31, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve (the “Fed”). For the three months ended March 31, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2026 and 2025 cannot be known, it is believed that they may have independently affected the Closing Spot Rate, the interest rate paid by the Depository, and global economic and market conditions generally, including the number of Shares created and redeemed by the Trust.

The Australian Dollar (AUD) posted a gain in the first quarter of 2026, supported by high interest rates in Australia, which typically increases demand for the currency. Higher short‑term rates also boosted income on cash holdings, contributing positively to overall Fund performance. The Australian Dollar further benefited from elevated energy prices amid the ongoing conflict with Iran, given Australia’s role as a major commodity and energy exporter. Although the currency moved up and down against the U.S. dollar during the quarter, steady investor inflows and the benefit of higher yields helped limit the impact of these swings.

The Australian Dollar (AUD/USD) ended the first quarter of 2025 close to flat despite significant U.S. dollar (USD) weakness. This was partially due to global tariff uncertainty reducing risk appetite, as the AUD is generally seen as a riskier currency, but also the intensifying trade war between U.S. and China. China is Australia’s largest export partner, so any headwinds to the Chinese economy, will likely also have negative cascading effects. The downturn in commodities also exerted downward pressure since Australia has an export-oriented economy.

Additionally, the interest rate paid by the Depository has generally remained flat over the past year to the current interest rate of 1.72%, as set forth in the FXA Rate Chart above. As long as the interest income, if any, exceed the Sponsor’s fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended March 31, 2026, the Trust’s redemptions of Baskets from
Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	—	$—
February 1, 2026 to February 28, 2026	—	$—
March 1, 2026 to March 31, 2026	—	$—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools