Form 10-Q
period 2026-06-30
Invesco CurrencyShares Australian Dollar Trust
filed 2026-08-07
CIK 1353614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2026: 1,450,000

INVESCO CURRENCYSHARES® AUSTRALIAN DOLLAR TRUST

QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Australian Dollar deposits, interest bearing	$102,860,561	$89,106,951
U.S. Dollar cash at Depository	—	96,278
Receivable from accrued interest	164,577	91,280
Total Assets	$103,025,138	$89,294,509
Liabilities
Australian Dollar deposits, non-interest bearing, overdrawn	$4,213	$91,281
Redemptions payable	3,428,685	3,300,257
Accrued Sponsor’s fee	33,984	28,077
Total Liabilities	3,466,882	3,419,615
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,450,000 and 1,300,000 issued and outstanding, respectively	99,558,256	85,874,894
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$103,025,138	$89,294,509

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest Income	$491,183	$329,788	$851,330	$617,487
Total Income	491,183	329,788	851,330	617,487
Expenses
Sponsor’s fee	(105,204)	(80,491)	(201,159)	(142,609)
Total Expenses	(105,204)	(80,491)	(201,159)	(142,609)
Net Comprehensive Income (Loss)	$385,979	$249,297	$650,171	$474,878
Basic and Diluted Earnings (Loss) per Share	$0.26	$0.20	$0.45	$0.41
Weighted-average Shares Outstanding	1,498,901	1,278,022	1,457,182	1,145,580

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2026	$—	$—	1,500,000	$101,794,027
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	(50,000)	(3,409,372)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,409,372)
Distributions	(362,580)	(362,580)		—
Net Comprehensive Income (Loss)	385,979	385,979		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(23,399)	(23,399)		23,399
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	1,150,202
Balance at June 30, 2026	$—	$—	1,450,000	$99,558,256

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	1,000,000	$61,750,187
Purchases of Shares	—	—	500,000	31,794,690
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	500,000	31,794,690
Distributions	(254,380)	(254,380)		—
Net Comprehensive Income (Loss)	249,297	249,297		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	5,083	5,083		(5,083)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,852,051
Balance at June 30, 2025	$—	$—	1,500,000	$97,391,845

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	1,300,000	$85,874,894
Purchases of Shares	—	—	200,000	13,842,616
Redemption of Shares	—	—	(50,000)	(3,409,372)
Net Increase (Decrease) due to Share Transactions	—	—	150,000	10,433,244
Distributions	(597,866)	(597,866)		—
Net Comprehensive Income (Loss)	650,171	650,171		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(52,305)	(52,305)		52,305
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,197,813
Balance at June 30, 2026	$—	$—	1,450,000	$99,558,256

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,050,000	$64,432,541
Purchases of Shares	—	—	550,000	34,906,162
Redemption of Shares	—	—	(100,000)	(6,198,367)
Net Increase (Decrease) due to Share Transactions	—	—	450,000	28,707,795
Distributions	(489,624)	(489,624)		—
Net Comprehensive Income (Loss)	474,878	474,878		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	14,746	14,746		(14,746)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		4,266,255
Balance at June 30, 2025	$—	$—	1,500,000	$97,391,845

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$650,171	$474,878
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(73,297)	(25,105)
Accrued Sponsor’s fee	5,907	11,813
Net cash provided by (used in) operating activities	582,781	461,586
Cash flows from financing activities
Distributions paid to shareholders	(597,866)	(489,624)
Proceeds from purchases of redeemable capital Shares	13,842,616	34,906,162
Redemptions of redeemable capital Shares	(3,303,220)	(6,198,367)
Increase (decrease) in payable for Australian Dollar deposits overdrawn	(87,068)	—
Net cash provided by (used in) financing activities	9,854,462	28,218,171
Effect of exchange rate on cash	3,220,089	4,266,255
Net change in cash	13,657,332	32,946,012
Cash at beginning of period	89,203,229	64,355,504
Cash at end of period	$102,860,561	$97,301,516

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Australian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust’s expenses and distribute excess interest. These amounts are reflected as USD cash at Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Distributions per Share	$0.24	$0.20	$0.41	$0.43
Distributions paid	$362,580	$254,380	$597,866	$489,624

An income distribution for the month ended June 30, 2026 was paid on July 8, 2026 to holders of record as of July 1, 2026 at a rate of $0.087 per Share and a total distribution of $126,150.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 – Australian Dollar Deposits

Australian Dollar principal deposits are held in an Australian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 1.92%. For the six months ended June 30, 2026, there were Australian Dollar principal deposits of 19,796,132 and Australian Dollar principal redemptions of 4,949,033, resulting in an ending Australian Dollar principal balance of 143,521,959. This equates to 99,431,876 USD (which includes USD redemptions payable). For the year ended December 31, 2025, there were Australian Dollar principal deposits of 79,184,529 and Australian Dollar principal redemptions of 54,439,364 resulting in an ending Australian Dollar principal balance of 128,674,860. This equates to 85,806,694 USD (which includes USD redemptions payable).

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 1.92%. The following chart provides the daily rate paid by the Depository since June 30, 2021:

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

FXA Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2026	$0.07140	$67.86	0.11%	1.24%
5/1/2026	$0.07860	$71.24	0.11%	1.34%
6/1/2026	$0.09135	$71.30	0.13%	1.51%

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

Results of Operations

During the three and six months ended June 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and six months ended June 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and six months ended June 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025 cannot be known, it is believed that they may have independently affected the Closing Spot Rate, the interest rate paid by the Depository, and global economic and market conditions generally, including the number of Shares created and redeemed by the Trust.

The Australian Dollar (AUD) delivered positive performance during the second quarter of 2026, supported by elevated commodity prices and a relatively hawkish domestic monetary policy backdrop. Rising Middle East tensions boosted energy and commodity prices early in the quarter, benefiting Australia’s commodity-linked economy and supporting the currency. The Reserve Bank of Australia (“RBA”) also raised its cash rate to 4.35% in May amid persistent inflation pressures, reinforcing support for the AUD. However, gains were partially offset by strength in the U.S. Dollar (“USD”) and expectations that U.S. interest rates would remain higher for longer. Later in the quarter, easing geopolitical tensions and progress toward a U.S.-Iran ceasefire improved global risk sentiment, providing an additional tailwind for the growth-sensitive Australian dollar.

The Australian dollar (AUD/USD) edged higher in the second quarter of 2025, supported mostly by USD weakness, though weak commodity prices capped those gains given Australia is a significant exporter. Domestically, the RBA cut its cash rate by 25 basis points in May to 3.85%, citing easing inflationary pressures. However, the RBA maintained a cautious, data-dependent outlook amid persistent global uncertainties. While the rate cut provided some support to domestic growth expectations, the AUD’s gains were tempered by investor caution and mixed signals from global economic data. The slight bounce in energy prices on the back of Middle East tensions in June also failed to provide sustained support.

The Australian Dollar (AUD) delivered positive performance year-to-date through the second quarter of 2026, supported by Australia's relatively high interest rates, elevated commodity prices, and improving risk sentiment. During the first quarter, the currency benefited from strong investor demand for higher-yielding assets, while rising energy prices linked to the conflict in the Middle East provided an additional tailwind given Australia's role as a major commodity and energy exporter. In the second quarter, support for the AUD continued as the RBA raised its cash rate to 4.35% amid persistent inflation pressures, reinforcing the currency’s yield advantage. Higher energy and commodity prices also remained supportive, although gains were partially offset by strength in the USD. Later in the second quarter, easing geopolitical tensions and progress toward a U.S.-Iran ceasefire further improved global risk sentiment, providing additional support for the growth-sensitive AUD.

The Australian dollar (AUD/USD) was higher in the first half of 2025, mostly supported by USD weakness, but weak commodity performance was a headwind. Global tariff uncertainty and a slowdown in Chinese demand weighed on Australia’s export driven economy in the first quarter. While sentiment improved a bit in the second quarter as energy prices bounced on escalating tensions in the Middle East and trade war fears eased a bit with the U.S.-China trade truce, broader risk appetite remained fragile, limiting the AUD’s advance despite a softer dollar. The RBA’s decision to cut rates in May, while signaling a cautious and data-dependent stance, added a boost to sentiment, but investor caution persisted.

Additionally, the interest rate paid by the Depository has generally remained flat over the past year to the current interest rate at 1.92%, as set forth in the FXA Rate Chart above. As long as the interest income, if any, exceeds the Sponsor’s fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust’s redemptions of Baskets from
Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	—	$—
May 1, 2026 to May 31, 2026	—	$—
June 1, 2026 to June 30, 2026	50,000	$68.19
Total	50,000	$68.19

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Australian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools